Form 10-K
period 1995-01-29
UNITOG CO
filed 1995-04-25
CIK 101909

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended January 29, 1995.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from
                               ______ to ______.

Commission File Number: 0-6643

                                 UNITOG COMPANY
            (Exact name of registrant as specified in its charter)
         Delaware                                      44-0529828
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                    Identification No.)

101 West 11th Street, Kansas City, Missouri                   64105
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (816) 474-7000

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $ .01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant was $133,553,491 as of March 1, 1995.

         As of April 14, 1995, Unitog Company had 9,272,094 shares of common stock outstanding.

         Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1995. Part III incorporates information by reference from the registrant's definitive proxy statement, dated April 24, 1995.

                                     PART I

ITEM 1.  BUSINESS.

     Unitog Company, the registrant, together with its subsidiaries is referred to herein as the "Company". The Company was first incorporated in Missouri in 1948 and was reincorporated under the laws of Delaware in 1969. The Company's executive offices are located at 101 West 11th Street, Kansas City, Missouri 64105, and its telephone number is (816) 474-7000.

A.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, page 23.

B.   NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company is a leading provider of high quality uniform rental services to a variety of industries and sells custom-designed uniforms primarily to national companies in connection with their corporate image programs. The Company manufactures substantially all the uniforms it rents or sells. The Company provides national uniform programs for many of the largest companies in the United States on both a rental and direct sale basis. In addition, the Company believes it is one of the largest suppliers of uniforms to employees of the United States Postal Service. Rental operations accounted for 70.6%, 70.3% and 67.9% of the Company's total revenues in fiscal 1995, 1994 and 1993, respectively. Uniform Direct sales accounted for the remaining revenues.

RENTAL OPERATIONS

     The Company rents uniforms and other industrial items, such as dust mops, wiping towels and entrance mats, and, to a lesser extent, linen items, such as sheets, pillowcases, tablecloths and napkins, to customers who prefer a rental laundry service instead of purchasing and maintaining such items themselves.

     Uniform Rentals. The Company's rental services are designed to address customers' requirements for managing employee uniform programs. The services provided by Unitog include assistance in selecting fabrics, styles and colors appropriate for a customer's needs; maintaining necessary inventory to match the customer's changing employment levels; replacing worn items and providing pick-up, cleaning, maintenance and delivery services on a regularly scheduled basis.

     The Company provides rental services in 44 markets to customers in 26
states.   Rental services are provided through industrial laundry facilities at
which the cleaning and processing of garments is performed.   In addition, the
Company operates sales and service branches which serve as sales offices and warehouse and distribution sites, allowing the Company to provide rental services to customers in geographic areas adjacent to the immediate area of an industrial laundry facility.

     Generally, the Company's uniform rental service contracts cover a multi-year term and provide compensation to Unitog in the event a customer terminates the contract before the end of the term. In addition, if a rental item is lost, stolen or destroyed, Unitog receives a specified replacement value.

     Linen Rentals. The Company rents linens, such as sheets, pillowcases, tablecloths and napkins, primarily to customers in the hotel and food service industries. Unitog has historically retained linen volume if the linen volume does not adversely impact the operating efficiency of the rental plant. In those instances where operating efficiency was affected, the Company has sold linen volume.

DIRECT SALES

     The Company has over 60 years of experience in supplying custom-designed uniforms to national customers in connection with corporate image programs. A majority of the Company's direct sales are to companies in diverse industries, including automotive services, petroleum, brewing, soft drink bottling and transportation industries. The Company believes that it has remained a leader in uniform sales by consistently offering superior program management, prompt order fulfillment and high quality uniforms in a variety of styles, colors and fabrics.

     Unitog provides a total uniform management program to its customers. The Company assists its customers in designing attractive, readily recognizable uniforms to complement the customer's overall corporate identity. The Company's product line consists of shirts, trousers, jackets, coveralls, rainwear, selected women's apparel and related accessories. In many cases, a national customer selects a particular style of uniform and designates approved suppliers to sell the uniforms to the customer's independent distributors, franchisees or employees throughout the customer's distribution system. Unitog specializes in assisting these national customers by promoting the benefits of approved uniform programs through the use of professionally designed brochures, promotional programs and direct sales contacts.

     The Company has sold uniforms to employees of the United States Postal Service under the Brookfield label for over 25 years. The Postal Service provides an annual allotment ranging from $50 to

$310 to each postal employee for uniform purchases. The individual employee is then free to select uniforms from any supplier approved by the Postal Service. Payment is made by the Postal Service directly to the Company to the extent of the employee's allotment and any excess is paid directly by the employee.

SALES AND MARKETING

     The Company considers its target market to be national and regional customers seeking improved image and employee recognition as well as higher levels of product quality and customer service.

     The selling efforts of the Rental and Direct sales forces are combined under common regional sales managers, creating a company-wide marketing approach to maximize cross-selling opportunities by identifying customers' needs, whether rental or direct sale. Unitog believes the program has resulted in a more professional sales team, upgraded sales training and improved salesperson productivity.

     Uniform programs on the national level are handled by the national account marketing department, whose members call directly on existing and prospective rental and direct sale national accounts. The Company's Rental sales force is comprised of salespersons based at the rental locations who call on customers within the geographic service area of the rental location. In addition to the Rental sales force, the Company's route salespersons have responsibility for increasing sales to customers on their routes. The Company maintains a Direct sales force that covers the continental United States, with each member being assigned a specific sales territory. Sales of Postal Service uniforms are made through direct sales calls on postal employees by commissioned representatives.

MANUFACTURING AND DISTRIBUTION

     The Company manufactures garments and emblems for both the Rental and Direct sales operations at four plants located in Missouri, one plant located in Arkansas and one plant located in Honduras. The Company performs manufacturing operations, consisting mainly of cutting, sewing and finishing garments, for substantially all its product line. From time to time Unitog contracts with independent garment manufacturers for a portion of its requirements. Certain uniform accessories sold or rented by the Company, such as shoes, ties and belts, are purchased from other manufacturers.

     The Company maintains distribution centers in Ontario, California, Atlanta, Georgia and Kansas City and Warrensburg, Missouri where its uniforms are stored pending shipment to customers. The Company believes that its experience and efficiency in the manufacturing and distribution processes enable the Company to provide quick delivery of customized products.

SOURCES OF RAW MATERIALS

     Substantially all of the fabrics used by Unitog in its manufacturing process are acquired from textile mills located in the United States. Alternative sources of these materials are generally available.

SEASONALITY

     Rental operations are not generally subject to seasonality. Subject to the effects of the introduction of new programs with national accounts, Direct sales have historically been higher in the third and fourth quarters due to the sale of fall and winter garments. As a result, operating income can be higher in such quarters.

CUSTOMERS

     No material part of the business of the Company is dependent upon a single customer or a small number of customers.

COMPETITION

     The business in which Unitog is engaged is highly competitive, and the Company competes in both the sale and rental of uniforms with a large number of other firms. The Company believes that the primary competitive factors that affect its operations are design, quality, service and price. The Company believes it maintains prices comparable to those of its major competitors and endeavors to offer prompt and high quality service to its customers and superior products as the principal methods of distinguishing itself from its competition. Unitog's Rental operation competes with a number of national, regional and local companies in the geographic areas it serves. The Company's Direct sales operation also competes on a national basis with other suppliers
and uniform manufacturers.   Some of these competitors are larger and have
greater financial resources than the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local laws governing the use and disposal of various wastes, including wastewater from its washing processes. The Company has a continuing program to upgrade wastewater treatment processes, where necessary, to avoid improper disposal. Although the Company is subject to administrative and judicial proceedings from time to time involving environmental matters, the Company does not believe that costs incurred in connection with environmental compliance will have a material adverse effect on the consolidated financial statements of the Company.

     The Company is subject to various federal, state and local laws which require the investigation and, in some cases, remediation of environmental contamination. The Company is currently engaged in soil and groundwater investigations at its Phoenix, Minneapolis and Los Angeles rental plants. The Phoenix and Los Angeles plants are located in federal superfund sites several square miles in size. The Company, along with certain unaffiliated parties, has been designated by the U.S. EPA as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Phoenix site. The Company entered into a consent order with EPA requiring a soil and groundwater investigation at the Phoenix site. The cost of the investigation will be borne by two other parties pursuant to a settlement agreement with the Company. Test results at the Phoenix site indicate that volatile organic compound contamination is present in the soil, necessitating soil remediation. Groundwater tests have not detected on-site contamination, although additional periodic groundwater testing is expected. Test results at the Minneapolis and Los Angeles plants indicate that volatile organic compound contamination is present in the soil and groundwater at those plants. The Company believes that it will be required to remediate the soil at the Minneapolis plant and has begun soil remediation at Los Angeles.
Additional testing is being conducted to determine if groundwater remediation will be required at those facilities. The Company's estimate of the expense related to all three of these sites has been accrued and charged to operating expense. Based on information currently available, the Company does not believe that additional costs of investigation and remediation at these sites are individually or in the aggregate material to the consolidated financial statements of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

        Certain information about the executive officers of the Company is set forth below.

                                PRINCIPAL OCCUPATION FOR
NAME                AGE           LAST FIVE YEARS
- ----                ---         ------------------------
Randolph K. Rolf     53   Mr. Rolf has served as Chairman of the Board since
                          May 1991 and as a Director of the Company since 1986.
                          He has served as its President and Chief Executive
                          Officer since May 1988.

John W. Hall         64   Mr. Hall has served as the Company's Senior Vice
                          President - Human Resources and Industrial Relations since 1984.

J. Craig Peterson    42   Mr. Peterson has served as the Company's Senior Vice
                          President - Finance and Administration and Chief
                          Financial Officer since July 1991. Prior to that time he was a partner at KPMG Peat Marwick.

J. Keith Schreiman   53   Mr. Schreiman has served as the Company's Senior Vice
                          President - Sales and Marketing since  May  1993.
                          From  May 1988 to May 1993 he was the Company's
                          Senior Vice President - Direct Sales.

Terence C. Shoreman  40   Mr. Shoreman has served as the Company's Senior Vice
                          President - Rental Operations since May 1993.  From
                          December 1989 to May 1993 he was a Vice President of the Company's rental subsidiary.

G. Jay Arrowsmith    47   Mr. Arrowsmith has served as the Company's Vice
                          President - Manufacturing since August 1994.  From
                          March 1994 to August 1994 he was a Vice President -
                          Manufacturing for Fruit of the Loom. Prior to that time he was Sewing Operations Manager for Jostens
                          Sportswear.

Robert M. Barnes     37   Mr. Barnes has served as Vice President, General
                          Counsel and Secretary of the Company since May 1994.
                          From January 1990 until May 1994, he was General
                          Counsel and Secretary of the Company.

                                PRINCIPAL OCCUPATION FOR
NAME                AGE           LAST FIVE YEARS

Ronald J. Harden     52   Mr. Harden has served as the Company's Controller
                          since 1981.

EMPLOYEES

     The Company had approximately 3,225 full-time employees as of January 29, 1995.

ITEM 2.  PROPERTIES.

     The Company's rental processing plants have the necessary equipment to clean and process uniforms and non-uniform items and also contain administrative, sales and service personnel for the market serviced by the plant. The Company owns substantially all of the machinery and equipment used in its operations and owns and leases a fleet of vehicles.

     The Company believes its facilities are generally of adequate size and productive capacity to meet its current needs. The following chart provides information concerning the Company's principal facilities.

     Location                            Type of Facility

Birmingham, Alabama**.................. Processing Plant
Decatur, Alabama*...................... Processing Plant
Gadsden, Alabama*...................... Sales and Service Branch
Tempe, Arizona**....................... Processing Plant
Fort Smith, Arkansas**................. Manufacturing Facility
Long Beach, California**............... Processing Plant
Long Beach, California**............... Processing Plant
Ontario, California.................... Sales and Service Branch
                                          and Distribution Center
San Diego, California.................. Processing Plant
San Fernando, California*.............. Sales and Service Branch
Union City, California*................ Processing Plant
Whittier, California**................. Processing Plant
Denver, Colorado*...................... Sales and Service Branch
Greeley, Colorado...................... Processing Plant
Atlanta, Georgia*...................... Processing Plant
Atlanta, Georgia*...................... Distribution Center
Freeport, Illinois*.................... Sales and Service Branch
Villa Park, Illinois**................. Processing Plant
Ft. Wayne, Indiana..................... Sales and Service Branch
Goshen, Indiana*....................... Processing Plant
Indianapolis, Indiana*................. Sales and Service Branch
Muncie, Indiana........................ Processing Plant
Cedar Rapids, Iowa*.................... Sales and Service Branch
Charles City, Iowa*.................... Processing Plant

     Location                           Type of Facility

Des Moines, Iowa*...................... Sales and Service Branch
Glenwood, Iowa**....................... Processing Plant
Duluth, Minnesota**.................... Processing Plant
Eagan, Minnesota....................... Processing Plant
Minneapolis, Minnesota**............... Processing Plant
Concordia, Missouri*................... Manufacturing Facility
Kansas City, Missouri*................. Corporate Offices
Kansas City, Missouri**................ Processing Plant and
                                           Distribution Center
St. Charles, Missouri**................ Manufacturing Facility
University City, Missouri**............ Processing Plant
Warrensburg,  Missouri**............... Manufacturing Facility and
                                           Distribution Center
Warsaw, Missouri**..................... Manufacturing Facility
Las Vegas, Nevada*..................... Sales and Service Branch
Charlotte, North Carolina*............. Sales and Service Branch
Cleveland, Ohio*....................... Sales and Service Branch
Lima, Ohio*............................ Sales and Service Branch
Toledo, Ohio*(1)....................... Processing Plant
Xenia, Ohio*........................... Sales and Service Branch
Bloomsburg, Pennsylvania*.............. Processing Plant
Bristol, Pennsylvania**................ Processing Plant
Nashville, Tennessee**................. Sales and Service Branch
Dallas, Texas*......................... Processing Plant
Houston, Texas*........................ Processing Plant
La Ceiba, Honduras*.................... Manufacturing Facility
- ---------------
* Leased for various terms expiring from fiscal 1996 to fiscal 2004. The Company expects that it will be able to renew or replace its leases on satisfactory terms. Except as otherwise noted, all other properties are owned.
**   Pledged to secure certain long-term indebtedness.
(1)  Includes an option to purchase in 2000 upon payment of a nominal amount.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury, employment claims and environmental matters as described in Item 1 above. Based on information currently available, the Company does not believe its costs with respect to pending legal matters will have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Information incorporated herein by reference from the information provided under the caption "Common Stock Information" and "Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, page 26.

     Dividends on the outstanding common stock totaled $.08 and $.07 per share in fiscal 1995 and 1994, respectively, and are paid semi-annually. The Company's principal credit agreements contain certain restrictions on dividends. At January 29, 1995, the Company had $16.5 million in unrestricted stockholders' equity available to pay future dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, page 25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, pages 8 - 11.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995, pages 12 - 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders under the captions "Nominees for Three-Year Terms", "Continuing Directors" and "Stock Ownership and Trading Reports", pages 5 - 7, and from Item 1, "Executive Officers of the Company", in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders under the captions "Compensation of Directors" and "Executive Compensation and Other Information", page 6 and pages 8 - 13, except information under the captions "Board Compensation Committee Report on Executive Compensation" and "Total Market Return" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management", pages 3 and
4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders under the caption "Related Party Transaction", page 7.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of the report:

1.   Financial Statements (incorporated by reference from pages 12
     - 24 of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 1995).

- -    Independent Auditors' Report.
- -    Consolidated Balance Sheets--January 29, 1995 and January 30, 1994.
- -    Consolidated Statements of Earnings--Years ended January 29,
     1995, January 30, 1994 and January 31, 1993.
- -    Consolidated Statements of Stockholders' Equity--Years ended January 29,
     1995, January 30, 1994 and January 31, 1993.
- -    Consolidated Statements of Cash Flows--Years ended January 29, 1995,
     January 30, 1994 and January 31, 1993.
- -    Notes to Consolidated Financial Statements.

2.   Exhibits.

3(a) Second Restated Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit

              3(a) to Amendment No. 2 to Registration Statement on Form S-1 (SEC No. 33-27969)).

3(b) Third Amended and Restated Bylaws and amendment thereto (incorporated by reference to Exhibit 3(b) to registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1990).

4(a) Specimen common stock certificate (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (SEC No. 33-59628)).

4(b) Reference is made to the Fourth Article of the Second Restated Certificate of Incorporation (Exhibit 3(a) hereto), and Sections 9, 47, 48, 49 and 50 of the Third Amended and Restated Bylaws, as amended (Exhibit 3(b) hereto).

4(c) Loan and Letter of Credit Reimbursement Agreement, dated September 10, 1993, among Unitog Company, Unitog Rental Services, Inc., United Missouri Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A., including promissory notes issued thereunder (incorporated by reference to Exhibit 4(a) of Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1993).

4(d) Amendment No. 1 to Loan and Letter of Credit Reimbursement Agreement, dated December 29, 1994, among Unitog Company, Unitog Rental Services, Inc., United Missouri Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.

4(e) Trust Indenture, dated as of December 7, 1988, between Unitog Company, Unitog Rental Services, Inc., jointly and severally, and Peoples Bank and Trust Company, including specimen copy of note (incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-1 (SEC No. 33-27969)).

4(f) Amendment No. 1 to Trust Indenture, dated as of September 10, 1993, between Unitog Company, Unitog Rental Services, Inc. and Peoples Bank and Trust Company (incorporated by reference to
              Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1993).

4(g) Amendment No. 2 to Trust Indenture, dated December 29, 1994, between Unitog Company, Unitog Rental Services, Inc. and Peoples Bank and Trust Company.

4(h) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company, and the Note issued thereunder (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1993).

10(a)* Employment Agreement, dated July 1, 1991, between the registrant and J. Craig Peterson (incorporated by reference to Exhibit 10(c) to registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1992).

10(b)* Unitog Company 1992 Stock Option Plan (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1992).

10(c)* Amendment No. 1 to Unitog Company 1992 Stock Option Plan (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for fiscal year ended January 30,
              1994).

10(d)* Description of Management Incentive Plan (incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for fiscal year ended January 30, 1994).

10(e)* Unitog Company Outside Director Fee/Stock Program (incorporated by reference to Exhibit B to registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 29, 1995.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 22 of the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1990).

23            Consent of independent public accountant.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) There were no reports on Form 8-K filed during the fourth quarter of fiscal 1995.

                        UNITOG COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                     INDEX


                                                                          Page Reference
                                                                           Annual Report
                                                                                 to
                                                                            Stockholders
                                                                            -------------
Independent Auditors' Report                                                       12

Financial Statements:

  Consolidated Balance Sheets--January
   29, 1995 and January 30, 1994                                                   13

  Consolidated Statements of Earnings--
   Years Ended January 29, 1995, January
   30, 1994 and January 31, 1993                                                   14

  Consolidated Statements of Stockholders'
   Equity--Years Ended January 29, 1995,
   January 30, 1994 and January 31, 1993                                           14

  Consolidated Statements of Cash Flows--
   Years Ended January 29, 1995, January
   30, 1994 and January 31, 1993                                                   15

  Notes to Consolidated Financial Statements                                     16 - 24


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITOG COMPANY


                                        By:    /s/ Randolph K. Rolf
                                               -------------------------
                                               Randolph K. Rolf
                                               Chairman, President and
                                               Chief Executive Officer
                                               April 25, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                         DATE
- ---------                       -------------                  -----------



/s/ Randolph K. Rolf          Chairman, President             April 25, 1995
- -------------------------     and Chief Executive
Randolph K. Rolf              Officer





/s/ J. Craig Peterson         Senior Vice President           April 25, 1995
- -------------------------     Finance and Adminis-
J. Craig Peterson             tration and Chief
                              Financial Officer



/s/ Ronald J. Harden          Controller                      April 25, 1995
- -------------------------
Ronald J. Harden

SIGNATURE                           TITLE                          DATE
- ---------                         ----------                     ---------




/s/ G. Kenneth Baum           Director                        April 25, 1995
- --------------------------
G. Kenneth Baum




- --------------------------    Director                        April   , 1995
John W. Caffry




/s/ D. Patrick Curran         Director                        April 25, 1995
- --------------------------
D. Patrick Curran




/s/ Robert F. Hagans          Director                        April 25, 1995
- --------------------------
Robert F. Hagans



- --------------------------    Director                        April   , 1995
David B. Sharrock




/s/ William D. Thomas         Director                        April 25, 1995
- --------------------------
William D. Thomas

                               INDEX TO EXHIBITS


                                                                 SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                     EXHIBIT                                   PAGE

 3(a) Second Restated Certificate of Incorpora-tion and amendment thereto (incorporated by reference to Exhibit 3(a) to Amendment
                No. 2 to Registration Statement on Form
                S-1 (SEC No. 33-27969)).

 3(b)           Third Amended and Restated Bylaws and
                amendment thereto (incorporated by refer-ence to Exhibit 3(b) to registrant's Annual
                Report on Form 10-K for the fiscal
                year ended January 28, 1990).

 4(a)           Specimen common stock certificate
                (incorporated by reference to Exhibit
                4(a) to Registration Statement on Form S-3
                (SEC No. 33-59628)).

 4(b) Reference is made to the Fourth Article of the Second Restated Certificate of Incorp-oration (Exhibit 3(a) hereto), and Sec-tions 9, 47, 48, 49 and 50 of the Third
                Amended and Restated Bylaws, as amended
                (Exhibit 3(b) hereto).

 4(c) Loan and Letter of Credit Reimbursement Agree-ment, dated September 10, 1993, among Unitog Company, Unitog Rental Services, Inc., United Missouri Bank, N.A., Harris Trust and Savings
                Bank and NBD Bank, N.A., including promissory notes issued thereunder (incorporated by refer-ence to Exhibit 4(a) of Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1993).

4(d)            Amendment No. 1 to Loan and Letter of Credit
                Reimbursement Agreement, dated December 29, 1994, among Unitog Company, Unitog Rental Services, Inc., United Missouri Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.

 4(e)           Trust Indenture, dated as of December 7,
                1988, between Unitog Company, Unitog Rental
                Services, Inc., jointly and severally, and Peoples Bank and Trust Company, including

                                                                 SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                     EXHIBIT                                    PAGE

                specimen copy of note (incorporated by
                reference to Exhibit 4(h) to Registration
                Statement on Form S-1 (SEC No. 33-27969)).

 4(f) Amendment No. 1 to Trust Indenture, dated as of September 10, 1993, between Unitog Company, Unitog Rental Services, Inc. and Peoples Bank and Trust Company (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly pe-riod ended August 1, 1993.

 4(g)           Amendment No. 2 to Trust Indenture, dated
                December 29, 1994, between Unitog Company,
                Unitog Rental Services, Inc. and Peoples Bank and Trust Company.

 4(h) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services,
                Inc. and Metropolitan Life Insurance Company, and the Note issued thereunder (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 31,
                1993).

                Long-term debt instruments authorizing debt which does not exceed 10% of the total consolidated assets of the Company are not filed herewith but will be furnished on request of the Commission.

10(a) Employment Agreement, dated July 1, 1991, between the registrant and J. Craig
                Peterson (incorporated by reference to Ex-hibit 10(c) to registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1992).

10(b)           Unitog Company 1992 Stock Option Plan
                (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1992).

10(c) Amendment No. 1 to Unitog Company 1992 Stock Option Plan (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1994)

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                     EXHIBIT                                   PAGE


10(d) Description of Management Incentive Plan (incor-porated by reference to Exhibit 10(e) to regis-trant's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

10(e)           Unitog Company Outside Director Fee/Stock
                Program (incorporated by reference to
                Exhibit B to registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 29, 1995.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 22 of the regis-trant's Annual Report on Form 10-K for the fiscal year ended January 28, 1990).

23              Consent of independent public accountant.