Form 10-Q
period 1995-04-30
UNITOG CO
filed 1995-06-09
CIK 101909

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995.

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _____________________.
Commission file number: 0-6643

                                 UNITOG COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                                  44-0529828
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  101 W. 11th Street, Kansas City, MO                      64105
(Address of principal executive offices)                 (Zip Code)

                                 (816) 474-7000
             (Registrant's telephone number, including area code)

                                 Not applicable
                    (Former name, former address and former
                     fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /X/     No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          As of April 30, 1995, the registrant had 9,272,118 shares of common stock, par value $.01 per share, outstanding.

                                  TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                       Page Number

ITEM 1.  Financial Statements

         (1) Condensed Consolidated Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets as of
             April 30, 1995 and January 29, 1995.                          3

             Condensed Consolidated Statements of Earnings for
             the Three Months ended April 30, 1995 and May 1, 1994.        4

             Condensed Consolidated Statements of Cash Flows
             for the Three Months ended April 30, 1995 and May 1, 1994.    5

         (2) Notes to Condensed Consolidated Financial Statements.         6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        7


PART II. - OTHER INFORMATION

ITEM I.  Legal Proceedings                                                 8

ITEM 6.  Exhibits and Reports on Form 8-K                                  8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           UNITOG COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         April 30, 1995 and January 29, 1995
                                      (unaudited)

                                                April 30, 1995  January 29, 1995
                 ASSETS                         --------------  ----------------
Current assets:
 Cash and cash equivalents                       $  3,600,899     $  7,717,999
 Accounts receivable, less allowance
  for doubtful receivables of $431,100
  and $425,000, respectively                       18,388,968       18,079,047
 Inventories (note 2)                              14,180,761       13,630,072
 Rental garments in service, net                   27,008,438       24,478,470
 Prepaid expenses                                   1,219,016          991,674
                                                 ------------     ------------
    Total current assets                           64,398,082       64,897,262

Property, plant and equipment, at cost            111,452,166      107,490,586
 Less accumulated depreciation                     49,480,670       47,974,078
                                                 ------------     ------------
    Net property, plant and equipment              61,971,496       59,516,508

Other assets, net                                  21,595,077       16,529,871
Excess cost over net assets of businesses
 acquired, net                                      3,948,991        2,504,370
                                                 ------------     ------------
                                                 $151,913,646     $143,448,011
                                                 ============     ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt          $    849,893     $    827,214
 Accounts payable                                   8,935,018        6,691,845
 Accrued expenses                                  10,356,149        9,485,204
 Income taxes payable                               1,059,626          419,969
 Deferred income taxes                              8,053,000        7,142,000
                                                 ------------      -----------
    Total current liabilities                      29,253,686       24,566,232

Long-term debt, less current installments          35,690,788       34,837,880
Other liabilities, noncurrent                       1,215,851          986,217
Deferred income taxes, noncurrent                   7,684,011        7,625,011

Stockholders' equity:
 Common stock of $.01 par value. Authorized
  15,000,000 shares; issued and outstanding
  9,272,118 shares (note 3)                            92,721           92,721
 Additional paid-in capital                        39,070,262       39,070,262
 Retained earnings                                 38,906,327       36,269,688
                                                 ------------     ------------
    Total stockholders' equity                     78,069,310       75,432,671
                                                 ------------     ------------
                                                 $151,913,646     $143,448,011
                                                 ============     ============
See accompanying notes to condensed consolidated financial statements.

                           UNITOG COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended April 30, 1995 and May 1, 1994
                                    (unaudited)



                                                 April 30, 1995     May 1, 1994
                                                 --------------     -----------
Revenues:
 Rental operations                                 $35,970,814      $32,212,937
 Direct sales                                       14,622,146       13,859,864
                                                   -----------      -----------
    Total revenues                                  50,592,960       46,072,801
                                                   -----------      -----------

Operating costs and expenses:
 Cost of rental operations                          29,170,113       26,140,671
 Cost of direct sales                               11,918,033       11,265,509
 Depreciation and amortization                       2,524,691        2,399,893
 General and administrative                          2,023,361        2,011,377
                                                   -----------      -----------
    Total costs and expenses                        45,636,198       41,817,450
                                                   -----------      -----------

    Operating income                                 4,956,762        4,255,351
Interest expense                                       630,563          692,531
Other expense, net                                       4,560           70,021
                                                   -----------      -----------
    Earnings before income taxes                     4,321,639        3,492,799
Income taxes                                         1,685,000        1,362,000
                                                   -----------      -----------
    Net earnings                                   $ 2,636,639      $ 2,130,799
                                                   ===========      ===========

Net earnings per common share                          $ .28            $ .23
                                                       =====            =====

Weighted average common and common equivalent
 shares outstanding                                  9,336,026        9,326,580
                                                   ===========      ===========

Dividends per common share (note 3)                 $       --      $        --
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                          UNITOG COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended April 30, 1995 and May 1, 1994
                                    (unaudited)

                                                  April 30, 1995   May 1, 1994
                                                  --------------   -----------
Cash flows from operating activities:
 Net earnings                                      $ 2,636,639     $ 2,130,799
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                    2,524,691       2,399,893
    Provision (benefit) for deferred income taxes      970,000          80,000
    Disposal of equipment, net of gains and losses      14,128         128,399
    Changes in assets and liabilities:
      Accounts receivable                             (225,514)        236,430
      Inventories                                     (550,689)        (21,011)
      Rental garments in service                      (729,968)        (54,770)
      Prepaid expenses                                (227,342)       (337,253)
      Other noncurrent assets                          (12,142)        (65,143)
      Accounts payable                               2,243,173      (1,248,999)
      Accrued expenses                                 870,945        (143,361)
      Income taxes payable                             639,657         731,973
      Other noncurrent liabilities                     229,634         244,868
                                                   -----------     -----------
       Net cash provided by operating activities     8,383,212       4,081,825
                                                   -----------     -----------
Cash flows from investing activities:
 Acquisition of rental operations                   (9,789,141)        (20,950)
 Purchase of property, plant and equipment          (3,586,758)     (1,999,170)
                                                   -----------     -----------
       Net cash used by investing activities       (13,375,899)     (2,020,120)
                                                   -----------     -----------
Cash flows from financing activities:
 Increases in long-term debt                           900,000              --
 Repayments of long-term debt                          (24,413)       (161,501)
                                                   -----------     -----------
       Net cash provided (used) by financing
        activities                                     875,587        (161,501)
                                                   -----------     -----------
       Net increase (decrease) in cash and cash
        equivalents                                 (4,117,100)      1,900,204
Cash and cash equivalents at beginning of period     7,717,999       3,416,988
                                                   -----------     -----------
Cash and cash equivalents at end of  period        $ 3,600,899     $ 5,317,192
                                                   ===========     ===========


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                         $   711,000     $   714,000
                                                   ===========     ===========
  Income taxes                                     $    75,000     $   550,000
                                                   ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                         UNITOG COMPANY AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                 Three Months Ended April 30, 1995 and May 1, 1994

Note 1
- ------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 1995, and the results of its operations and its cash flows for the three months ended April 30, 1995 and May 1, 1994. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2  Inventories
- -------------------

The following is a summary of inventories at April 30, 1995 and January 29,1995:


                              April 30, 1995    January 29, 1995
                              --------------    ----------------
         Raw materials          $ 3,757,655        $ 3,570,498
         Work in progress         2,307,227          2,351,766
         Finished goods          11,771,062         11,255,800
                                -----------        -----------
                                 17,835,944         17,178,064

         Less LIFO allowance     (3,655,183)        (3,547,992)
                                -----------        -----------
                                $14,180,761        $13,630,072
                                ===========        ===========



Note 3 Cash Dividend and Shares Authorized
- ------------------------------------------

At the Annual Meeting of Stockholders of Unitog Company held on May 25, 1995 the stockholders voted to amend the Second Restated Certificate of Incorporation of Unitog Company to increase the number of authorized shares of common stock from 15 million shares to 30 million shares.

At its May 25, 1995 Board of Directors meeting the Board declared a $.05 per share cash dividend payable on June 21, 1995 to stockholders of record on June 6, 1995. The $.05 per share dividend was a 25% increase over the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3.6 million at April 30, 1995. At April 30, 1995, the Company had no borrowings outstanding under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $34.8 million at April 30, 1995. The Company's capitalization ratio was 31% at April 30, 1995 compared to 32% at January 29, 1995.

Cash provided by operating activities was $8.3 million for the quarter ended April 30, 1995, an increase of $4.3 million or 105% over last year. The improvement in cash flow from operating activities was due to higher earnings and non-cash charges for depreciation and amortization from rental acquisitions, and increased current liabilities. The increase in current liabilities was due to the timing of certain acquisition related payables and vendor payments.

Working capital was $35.1 million at April 30, 1995 compared to $40.3 million at January 29, 1995. The funding of rental acquisitions reduced cash and cash equivalents. Capital expenditures were $3.4 million through April 30, 1995, 79% greater than last year. The Company plans to open two new plants this fiscal year. A combined manufacturing and distribution facility will be opened in Northeastern Alabama and a rental production plant will be built in Las Vegas, Nevada. Capital expenditures for fiscal 1996 are expected to approximate $17 million.

During the first quarter of fiscal 1996 the Company purchased a cleanroom operation in Iowa and industrial and linen rental routes in Iowa, Dallas and Los Angeles. The acquisitions are expected to add over $8.0 million in annual revenues. The purchased industrial and linen rental routes will be serviced by existing facilities.

On May 25, 1995 the Company declared a $.05 per share cash dividend payable on June 21, 1995 to stockholders of record on June 6, 1995. The $.05 per share dividend is 25% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations, and its bank credit facility will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.


RESULTS OF OPERATIONS

First quarter fiscal 1996 compared to first quarter fiscal 1995
- ---------------------------------------------------------------

Revenues for the first quarter of fiscal 1995 were $50.6 million, an increase of $4.5 million or 10% over the comparable period last year. Rental revenues for the quarter were $36.0 million, an increase of $3.8 million or 12% over last year. The increase in rental revenues was due to acquisitions and internal growth within our network of existing locations. Direct sales for the first quarter of fiscal 1995 were $14.6 million, an increase of $763,000 or 5% over the comparable period last year. The increase in Direct sales was principally due to higher postal uniform sales.

Operating income for the first quarter of fiscal 1995 was $5.0 million an increase of $701,000 or 16% over the comparable period last year. Higher operating contribution from both the Rental and Direct sales businesses created the improvement from last year.

Net earnings for the first quarter of fiscal 1995 were $2.6 million, an increase of $506,000 or 24% over the comparable period last year. Higher revenues and improved operating contribution from both the Rental and Direct sales business
segments created the increase over last year.   Net earnings per common share
for the first quarter of fiscal 1995 were $.28 per share, an increase of $.05 per share or 22% over the comparable period last year.





                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995.


Item 2. Changes in Securities
        ---------------------

At the Annual Meeting of Stockholders held on May 25, 1995 the stockholders voted to amend the Second Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15 million shares to 30 million shares.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits.

      3(i) Second Restated Certificate of Incorporation as amended to date.

     27    Financial Data Schedule for the Quarter ended April 30, 1995.

(b)  Reports on Form 8-K.

     Unitog Company has not filed any reports on Form 8-K during the quarter ended April 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Unitog Company


Dated : June 7, 1995                  By:  /s/ J. Craig Peterson
                                           J.  Craig Peterson
                                           Senior Vice- President of
                                           Finance and Administration,
                                           Chief Financial Officer
                                           (Duly Authorized Officer)