Form 10-Q
period 1995-07-30
UNITOG CO
filed 1995-09-13
CIK 101909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1995.

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________  to
____________________________.
Commission file number: 0-6643

                                UNITOG COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                          44-0529828
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  101 W. 11th Street, Kansas City, MO                        64105
----------------------------------------             ----------------------
(Address of principal executive offices)                  (Zip Code)

                                (816) 474-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
  --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   __X__           No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 As of July 30, 1995, the registrant had 9,272,954 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                        PAGE NUMBER

ITEM 1.  Financial Statements

         (1)  Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of July 30, 1995
              and January 29, 1995.                                                             3

              Condensed Consolidated Statements of Earnings for the Three
              Months ended July 30, 1995 and July 31, 1994.                                     4

              Condensed Consolidated Statements of Earnings for the Six
              Months ended July 30, 1995 and July 31, 1994.                                     5

              Condensed Consolidated Statements of Cash Flows for the Six
              Months ended July 30, 1995 and July 31, 1994.                                     6

         (2)  Notes to Condensed Consolidated Financial Statements.                             7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                 8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                    10

ITEM 2.   Changes in Securities                                                                10

ITEM 4.   Submission of Matters to a Vote of Security Holders                                  10

ITEM 6.   Exhibits and Reports on Form 8-K                                                     11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                        UNITOG COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      JULY 30, 1995 AND JANUARY 29, 1995
                                 (UNAUDITED)


                                                           July 30, 1995         January 29, 1995
            ASSETS                                         -------------         ----------------
Current assets:
  Cash and cash equivalents                               $     530,988            $   7,717,999
  Accounts receivable, less allowance for doubtful
    receivables of $427,200 and $425,000, respectively       18,685,284               18,079,047
  Inventories (note 2)                                       13,963,846               13,630,072
  Rental garments in service, net                            27,829,774               24,478,470
  Prepaid expenses                                            1,293,572                  991,674
                                                            -----------              -----------
    Total current assets                                     62,303,464               64,897,262
                                                            -----------              -----------

Property, plant and equipment, at cost                      118,043,684              107,490,586
  Less accumulated depreciation                              51,027,720               47,974,078
                                                            -----------              -----------
    Net property, plant and equipment                        67,015,964               59,516,508
                                                            -----------              -----------

Other assets, net                                            21,504,961               16,529,871

Excess cost over net assets of businesses acquired, net       4,327,338                2,504,370
                                                            -----------              -----------
                                                          $ 155,151,727            $ 143,448,011
                                                            ===========              ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                  $     821,884            $     827,214
  Accounts payable                                            6,777,859                6,691,845
  Accrued expenses                                            9,894,979                9,485,204
  Income taxes payable                                        1,213,602                  419,969
  Deferred income taxes                                       8,357,000                7,142,000
                                                            -----------              -----------
    Total current liabilities                                27,065,324               24,566,232
                                                            -----------              -----------

Long-term debt, less current installments                    39,134,646               34,837,880
Other liabilities, noncurrent                                 1,021,305                  986,217
Deferred income taxes, noncurrent                             7,741,011                7,625,011

Stockholders' equity:
  Common stock of $.01 par value. Authorized
    30,000,000 shares; issued and outstanding
    9,272,954 shares (note 3)                                    92,730                   92,721
  Additional paid-in capital                                 39,086,870               39,070,262
  Retained earnings                                          41,009,841               36,269,688
                                                            -----------              -----------
    Total stockholders' equity                               80,189,441               75,432,671
                                                            -----------              -----------
                                                          $ 155,151,727            $ 143,448,011
                                                            ===========              ===========




See accompanying notes to condensed consolidated financial statements.

                       UNITOG COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              THREE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
                                  (UNAUDITED)

                                                         July 30, 1995             July 31, 1994
                                                         -------------             -------------
     Revenues:
        Rental operations                                $  37,822,136             $  32,707,302
        Direct sales                                        12,999,109                12,810,335
                                                         -------------             -------------
              Total revenues                                50,821,245                45,517,637
                                                         -------------             -------------
     Operating costs and expenses:
        Cost of rental operations                           30,389,135                26,307,313
        Cost of direct sales                                10,805,721                10,485,342
        Depreciation and amortization                        2,658,426                 2,332,187
        General and administrative                           2,063,113                 2,176,212
                                                         -------------             -------------
              Total costs and expenses                      45,916,395                41,301,054
                                                         -------------             -------------

              Operating income                               4,904,850                 4,216,583

     Interest expense                                          691,606                   646,425
     Other expense, net                                          4,125                     7,832
                                                         -------------             -------------
              Earnings before income taxes                   4,209,119                 3,562,326
     Income taxes                                            1,642,000                 1,390,000
                                                         -------------             -------------
              Net earnings                               $   2,567,119             $   2,172,326
                                                         =============             =============

     Net earnings per common share                              $ .27                    $ .23
                                                         =============             =============
     Weighted average common and common equivalent
        shares outstanding                                   9,365,733                 9,332,703
                                                         =============             =============
     Dividends per common share (note 3)                        $ .05                    $ .04
                                                         =============             =============




See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                SIX MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
                                  (UNAUDITED)

                                                                   July 30, 1995             July 31, 1994
                                                                   -------------             -------------
    Revenues:
       Rental operations                                           $  73,792,950             $  64,920,239
       Direct sales                                                   27,621,255                26,670,199
                                                                   -------------             -------------
             Total revenues                                          101,414,205                91,590,438
                                                                   -------------             -------------

    Operating costs and expenses:
       Cost of rental operations                                      59,559,248                52,447,984
       Cost of direct sales                                           22,723,754                21,750,851
       Depreciation and amortization                                   5,183,117                 4,732,080
       General and administrative                                      4,086,474                 4,187,589
                                                                   -------------             -------------
             Total costs and expenses                                 91,552,593                83,118,504
                                                                   -------------             -------------
             Operating income                                          9,861,612                 8,471,934

    Interest expense                                                   1,322,169                 1,338,956
    Other expense, net                                                     8,685                    77,853
                                                                   -------------             -------------
             Earnings before income taxes                              8,530,758                 7,055,125
    Income taxes                                                       3,327,000                 2,752,000
                                                                   -------------             -------------
             Net earnings                                          $   5,203,758             $   4,303,125
                                                                   =============             =============

    Net earnings per common share                                         $ .56                     $ .46
                                                                   =============             =============
    Weighted average common and common equivalent
       shares outstanding                                              9,350,880                 9,326,580
                                                                   =============             =============
    Dividends per common share (note 3)                                   $ .05                     $ .04
                                                                   =============             =============






     See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
                                  (UNAUDITED)



                                                                               July 30, 1995              July 31, 1994
                                                                              ---------------            ---------------


   Cash flows from operating activities:
    Net earnings                                                                $   5,203,758             $   4,303,125
    Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation and amortization                                            5,183,117                 4,732,080
           Provision for deferred income taxes                                      1,331,000                   208,000
           Disposal of equipment, net of gains and losses                              39,793                   192,447
           Changes in assets and liabilities:
                Accounts receivable                                                  (521,830)                  685,662
                Inventories                                                          (333,774)                  628,983
                Rental garments in service                                         (1,281,304)                 (355,785)
                Prepaid expenses                                                     (301,898)                 (226,878)
                Other noncurrent assets                                               (14,603)                  (61,709)
                Accounts payable                                                       86,014                  (286,838)
                Accrued expenses                                                      409,775                   579,201
                Income taxes payable                                                  793,633                  (481,968)
                Other noncurrent liabilities                                           35,088                   422,780
                                                                                -------------             -------------
                   Net cash provided by operating activities                       10,628,769                10,339,100
                                                                                -------------             -------------

   Cash flows from investing activities:
    Acquisition of rental operations                                              (11,331,244)                  (67,712)
    Purchase of property, plant and equipment                                     (10,328,984)               (4,185,691)
                                                                                -------------             -------------
                   Net cash used by investing activities                          (21,660,228)               (4,253,403)
                                                                                -------------             -------------

   Cash flows from financing activities:
    Proceeds from exercise of stock options, net                                       16,617                      --
    Dividends paid                                                                   (463,605)                 (370,884)
    Increase (decrease)  in long-term debt                                          4,291,436                  (319,229)
                                                                                -------------             -------------
                   Net cash provided (used) by financing activities                 3,844,448                  (690,113)
                                                                                -------------             -------------

                   Net increase (decrease) in cash and cash equivalents            (7,187,011)                5,395,584
   Cash and cash equivalents at beginning of period                                 7,717,999                 3,416,988
                                                                                -------------             -------------

   Cash and cash equivalents at end of  period                                  $     530,988             $   8,812,572
                                                                                =============             =============

   Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                  $   1,410,789             $   1,459,067
                                                                                =============             =============
      Income taxes                                                              $   1,201,271             $   3,025,968
                                                                                =============             =============




     See accompanying notes to condensed consolidated financial statements.

                       UNITOG COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994


Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 30, 1995, and the results of its operations and its cash flows for the six months ended July 30, 1995 and July 31, 1994 and the results of its operations for the three months ended July 30, 1995 and July 31, 1994. The results of operations for the six months ended July 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2  Inventories

The following is a summary of inventories at July 30, 1995 and January 29, 1995:


                                                        July 30, 1995           January 29, 1995
                                                        -------------           ----------------

                Raw materials                            $  4,011,259             $  3,570,498
                Work in progress                            2,253,072                2,351,766
                Finished goods                             11,444,530               11,255,800
                                                          -----------              -----------
                                                           17,708,861               17,178,064

                Less LIFO allowance                        (3,745,015)              (3,547,992)
                                                          -----------              -----------
                                                          $13,963,846              $13,630,072
                                                          ===========              ===========


Note 3 Cash Dividend and Shares Authorized

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


Note 4 Acquisitions

During fiscal 1996 the Company acquired rental routes and equipment for approximately $11.3 million in cash and notes payable. The operating results of these rental acquisitions have been included in the consolidated results of the Company since their purchase with an insignificant effect on revenues and net earnings.

Note 5 Subsequent Event

On August 28, 1995, Unitog Company signed a letter of intent to acquire the stock of Ace-Tex Corporation headquartered in Detroit, Michigan. Ace-Tex operates two complementary businesses principally in Detroit and the surrounding area and also has operations in Indiana, Ohio, New York and Maryland. Ace-Tex is a supplier of uniform rental services and manufactures and distributes wiping cloths and dirt reduction products and programs. Its combined revenues for the year ended March 31, 1995 were over $52 million with the uniform business contributing $27 million in rental revenue and the wiping business generating $25 million in direct sales. Unitog Company expects to complete the acquisition during the fourth quarter this year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $531,000 at July 30, 1995 compared to $7.7 million at January 29, 1995. The funding of rental acquisitions created the decrease. At July 30, 1995, the Company had borrowed $3.5 million under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $31.3 million at July 30, 1995. The Company's capitalization ratio was 33% at July 30, 1995 compared to 32% at January 29, 1995.

Cash provided by operating activities was $10.6 million for the six months ended July 30, 1995, about the same as last year. Working capital was $35.2 million at July 30, 1995 compared to $40.3 million at January 29, 1995. The funding of rental acquisitions reduced cash and cash equivalents. Capital expenditures were $10.3 million through July 30, 1995, 147% greater than last year. The Company plans to open two new plants this fiscal year. A combined manufacturing and distribution facility has been opened in Northeastern Alabama and a rental production plant is under construction in Las Vegas, Nevada. Capital expenditures for fiscal 1996 are expected to approximate $18 million.

During fiscal 1996 the Company purchased a cleanroom operation in Iowa and industrial and linen rental routes in Iowa, Ohio, Dallas and Los Angeles. The acquisitions are expected to add over $10.0 million in annual rental revenues. The purchased industrial and linen rental routes will be serviced by existing facilities.

In June 1995 the Company paid a $.05 per share cash dividend payable on June 21, 1995 to stockholders of record on June 6, 1995. The $.05 per share dividend was 25% greater than the semi-annual dividend paid in the second quarter of last year.

On August 28, 1995, Unitog Company signed a letter of intent to acquire the stock of Ace-Tex Corporation headquartered in Detroit, Michigan. Ace-Tex operates two complementary businesses principally in Detroit and the surrounding area and also has operations in Indiana, Ohio, New York and Maryland. Ace-Tex is a supplier of uniform rental services and manufactures and distributes wiping cloths and dirt reduction products and programs. Its combined revenues for the year ended March 31, 1995 were over $52 million with the uniform business contributing $27 million in rental revenue and the wiping business generating $25 million in direct sales. The purchase is expected to be completed during the fourth quarter this year.

Management believes that cash generated from operations, its bank credit facility and available long-term financing will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.


RESULTS OF OPERATIONS

Second quarter fiscal 1996 compared to second quarter fiscal 1995

Revenues for the second quarter of fiscal 1996 were $50.8 million, an increase of $5.3 million or 12% over the comparable period last year. Rental revenues for the quarter were $37.8 million, an increase of $5.1 million or 16% over last year. Revenues from acquisitions this year in Columbus, Ohio, Los Angeles, Dallas and Northern Iowa generated the majority of this increase. Direct sales for the second quarter of fiscal 1996 were $13.0 million, an increase of $189,000 or 2% over the comparable period last year. The increase in Direct sales was principally due to higher postal uniform sales.

Operating income for the second quarter of fiscal 1996 was $4.9 million an increase of $688,000 or 16% over the comparable period last year. Higher operating contribution from Rental operations created the improvement from last year despite acquisition related assimilation costs. Costs incurred to close our Atlanta distribution center and to start-up our new Northeastern Alabama plant lowered operating income.

Net earnings for the second quarter of fiscal 1996 were $2.6 million, an increase of $395,000 or 18% over the comparable period last year. Improved operating contribution from Rental operations created the increase over last
year.   Net earnings per common share for the second quarter of fiscal 1996 were $.27 per share, an increase of $.04 per share or 17% over the comparable period last year.


Six months fiscal 1996 compared to six months fiscal 1995

Revenues for the six months ended July 30, 1995 were $101.4 million, an increase of $9.8 million or 11% over the comparable period last year. Rental revenues for the six months ended July 30, 1995 were $73.8 million. Acquired revenues and internal growth created the $8.9 million or 14% increase in Rental revenues over last year. Direct sales for the first six months of fiscal 1995 were $27.6 million, an increase of $1.0 million or 4% over the comparable period last year. Higher postal uniform sales created this improvement.

Operating income for the six months ended July 30, 1995 was $9.9 million, an increase of $1.4 million or 16% over last year. Improved operating profitability from the Rental business segment created the increase in operating income. Depreciation and amortization for the six months ended July 30, 1995 was $5.2 million, an increase of $451,000 or 10% over last year. Higher amortization and depreciation related to acquisitions and capital expenditures created this increase.

Net earnings for the six months ended July 30, 1995 were $5.2 million, an increase of $900,000 or 21% higher than the comparable period last year. Increased profitability from Rental operations created the earnings improvement. Net earnings per share were $.56 for the six months ended July 30, 1995, an increase of $.10 per share or 22% over the comparable period last year.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Based on environmental investigations conducted at the Company's Minneapolis rental plant, the Company plans to begin soil and groundwater remediation there. The Company's estimate of the expense related to this site has been accrued and charged to operating expense. Based on information currently available, the Company does not believe that additional costs of investigation and remediation at this site are material to the consolidated financial statements of the Company.

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

The Board of Directors at its meeting on August 24, 1995 voted to amend the Company's Bylaws to add procedures that must be used by stockholders when bringing proposals to a vote at stockholders meetings and when nominating candidates for election to the Board. The Board also changed the Bylaws to set the date of the annual meeting of stockholders as the fourth Thursday in May.

With respect to matters sought to be brought to a vote by a stockholder at an annual meeting, the amendment requires the stockholder to give notice at least 60 days prior to and not more than 90 days prior to the meeting. In the case of a special stockholder meeting, notice must be given by the stockholder within 10 days after the giving of notice for the stockholder meeting. A stockholder desiring to nominate a candidate for election to the Board must give notice of the nomination no less than 60 days prior to and not more than 90 days prior to the meeting, except if the date of the meeting is not publicly known at least 70 days in advance, notice must be given by the stockholder within 10 days after the giving of notice for the stockholder meeting. The amendment also sets forth information that must be included in the notices. Failure to follow the procedure precludes the stockholder from bringing the matter before the meeting or making the nomination.


Item 4. Submission of Matters to a Vote of Security Holders

     (a.) The Company's Annual Meeting of Stockholders was held on May 25, 1995 at the Kansas City Club, 1228 Baltimore, Kansas City, Missouri.

     (b.)        The following directors were elected at the Annual Meeting:

                        G. Kenneth Baum
                        D. Patrick Curran
                        Robert F. Hagans

         The term of office of the following other directors continued after the Annual Meeting:

                 John W. Caffry
                 Randolph K. Rolf
                 David B. Sharrock
                 William D. Thomas

(c.) At the Annual Meeting, a total of 8,044,063 shares voted for and 113,074 shares were withheld with respect to the election of G. Kenneth Baum as a director of the Company. There were no broker non-votes.

         At the Annual Meeting, a total of 8,142,653 shares voted for and 14,484 shares were withheld with respect to the election of
         D. Patrick Curran as a director of the Company. There were no broker non-votes.

         At the Annual Meeting, a total of 8,063,045 shares voted for and 94,092 shares were withheld with respect to the election of Robert F. Hagans as a director of the Company. There were no broker non-votes.

         At the Annual Meeting, a total of 7,667,806 shares voted for, 473,345 voted against and 8,936 abstained from approval of the amendment to the Certificate of Incorporation to increase the authorized common stock to 30 million shares. There were 7,050 broker non-votes.

         At the Annual Meeting, a total of 7,205,147 shares voted for, 928,830 voted against and 16,110 shares abstained from approval of the Unitog Company Outside Director Fee/Stock Program. There were 7,050 broker non-votes.

         At the Annual Meeting, a total of 8,149,027 shares voted for, 4845 voted against and 3,265 shares abstained from approval of KPMG Peat Marwick, as independent auditors of the Company for fiscal 1996. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3(ii) Fourth Amended and Restated Bylaws.

         27     Financial Data Schedule for the Quarter ended July 30, 1995.

     (b)  Reports on Form 8-K.

          Unitog Company has not filed any reports on Form 8-K during the quarter ended July 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Unitog Company

Dated:  September 11, 1995        By: /S/ J. Craig Peterson
                                      -----------------------------
                                      J. Craig Peterson
                                      Senior Vice-President of
                                      Finance and Administration,
                                      Chief Financial Officer
                                      (Duly Authorized Officer)