Form 10-Q
period 1995-10-29
UNITOG CO
filed 1995-12-12
CIK 101909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1995.

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________  to  ______________________.
Commission file number: 0-6643

                                UNITOG COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         44-0529828
-------------------------------------------         --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  101 W. 11th Street, Kansas City, MO                       64105
-------------------------------------------         --------------------------
(Address of principal executive offices)                  (Zip Code)

                                (816) 474-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X           No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 As of October 29, 1995, the registrant had 9,278,148 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                        PAGE NUMBER
ITEM 1.       Financial Statements

              (1)  Condensed Consolidated Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets as of October 29, 1995
                   and January 29, 1995.                                                        3

                   Condensed Consolidated Statements of Earnings for the Three
                   Months ended October 29, 1995 and October 30, 1994.                          4

                   Condensed Consolidated Statements of Earnings for the Nine
                   Months ended October 29, 1995 and October 30, 1994.                          5

                   Condensed Consolidated Statements of Cash Flows for the Nine
                   Months ended October 29, 1995 and October 30, 1994.                          6

              (2)  Notes to Condensed Consolidated Financial Statements.                        7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                            8


PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                10

ITEM 6.       Exhibits and Reports on Form 8-K                                                 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     OCTOBER 29, 1995 AND JANUARY 29, 1995
                                  (UNAUDITED)

               ASSETS                                        October 29, 1995          January 29, 1995
                                                             ----------------          ----------------
Current assets:
   Cash and cash equivalents                                 $    358,931              $   7,717,999
   Accounts receivable, less allowance for doubtful
      receivables of $517,700 and $425,000, respectively       19,833,599                 18,079,047
   Inventories (note 2)                                        15,251,096                 13,630,072
   Rental garments in service, net                             28,252,426                 24,478,470
   Prepaid expenses                                             1,244,386                    991,674
                                                             ------------              -------------
         Total current assets                                  64,940,438                 64,897,262
                                                             ------------              -------------

Property, plant and equipment, at cost                        123,878,127                107,490,586
   Less accumulated depreciation                               52,561,667                 47,974,078
                                                             ------------              -------------
         Net property, plant and equipment                     71,316,460                 59,516,508
                                                             ------------              -------------

Other assets, net                                              20,490,795                 16,529,871
Excess cost over net assets of businesses
     acquired, net                                              4,376,698                  2,504,370
                                                             ------------              -------------
                                                             $161,124,391              $ 143,448,011
                                                             ============              =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                    $    268,168              $     827,214
   Accounts payable                                             9,257,029                  6,691,845
   Accrued expenses                                            10,552,728                  9,485,204
   Income taxes payable                                           377,865                    419,969
   Deferred income taxes                                        8,412,000                  7,142,000
                                                             ------------              -------------
         Total current liabilities                             28,867,790                 24,566,232
                                                             ------------              -------------

Long-term debt, less current installments                      39,202,770                 34,837,880
Other liabilities, noncurrent                                   1,653,685                    986,217
Deferred income taxes, noncurrent                               7,800,011                  7,625,011

Stockholders' equity:
   Common stock of $.01 par value. Authorized
     30,000,000 shares; issued and outstanding
     9,278,148 shares (note 3)                                     92,781                     92,721
   Additional paid-in capital                                  39,179,878                 39,070,262
   Retained earnings                                           44,327,476                 36,269,688
                                                             ------------              -------------
         Total stockholders' equity                            83,600,135                 75,432,671
                                                             ------------              -------------
                                                             $161,124,391               $143,448,011
                                                             ============              =============


See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            THREE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994
                                  (UNAUDITED)

                                                                     October 29, 1995     October 30, 1994
                                                                     ----------------     ----------------
Revenues:
   Rental operations                                                   $ 38,769,022          $ 34,031,367
   Direct sales                                                          13,682,987            14,284,680
                                                                       ------------          ------------
         Total revenues                                                  52,452,009            48,316,047
                                                                       ------------          ------------
Operating costs and expenses:
   Cost of rental operations                                             30,881,281            27,254,571
   Cost of direct sales                                                  11,112,103            11,308,372
   Depreciation and amortization                                          2,702,189             2,433,031
   General and administrative                                             1,848,355             2,072,863
                                                                       ------------          ------------
         Total costs and expenses                                        46,543,928            43,068,837
                                                                       ------------          ------------

         Operating income                                                 5,908,081             5,247,210

Interest expense                                                            710,726               645,057
Other expense, net                                                           (8,280)               (5,550)
                                                                       ------------          ------------
         Earnings before income taxes                                     5,205,635             4,607,703
Income taxes                                                              1,888,000             1,797,000
                                                                       ------------          ------------
         Net earnings                                                  $  3,317,635          $  2,810,703
                                                                       ============          ============

Net earnings per common share                                             $ .35                 $ .30
                                                                       ============          ============

Weighted average common and common equivalent
   shares outstanding                                                     9,381,681             9,339,408
                                                                       ============          ============

Dividends per common share (note 3)                                       $ .05                 $ .04
                                                                       ============          ============


     See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            NINE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994
                                  (UNAUDITED)

                                                                         October 29, 1995           October 30, 1994
                                                                       ------------------         ------------------
Revenues:
 Rental operations                                                      $    112,561,972           $     98,951,606
 Direct sales                                                                 41,304,242                 40,954,879
                                                                        ----------------           ----------------
       Total revenues                                                        153,866,214                139,906,485
                                                                        ----------------           ----------------
Operating costs and expenses:
 Cost of rental operations                                                    90,440,529                 79,702,555
 Cost of direct sales                                                         33,835,857                 33,059,223
 Depreciation and amortization                                                 7,885,306                  7,165,111
 General and administrative                                                    5,934,829                  6,260,452
                                                                        ----------------           ----------------
       Total costs and expenses                                              138,096,521                126,187,341
                                                                        ----------------           ----------------
       Operating income                                                       15,769,693                 13,719,144

Interest expense                                                               2,032,895                  1,984,013
Other expense, net                                                                   405                     72,303
                                                                        ----------------           ----------------
       Earnings before income taxes                                           13,736,393                 11,662,828
Income taxes                                                                   5,215,000                  4,549,000
                                                                        ----------------           ----------------
       Net earnings                                                     $      8,521,393           $      7,113,828
                                                                        ================           ================

Net earnings per common share                                                  $ .91                      $ .76
                                                                        ================           ================
Weighted average common and common equivalent
 shares outstanding                                                            9,361,147                  9,310,462
                                                                        ================           ================
Dividends per common share (note 3)                                            $ .05                      $ .04
                                                                        ================           ================


     See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994
                                  (UNAUDITED)

                                                                        October 29, 1995     October 30, 1994
                                                                        ----------------     ----------------
Cash flows from operating activities:
 Net earnings                                                              $  8,521,393          $  7,113,828
 Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                            7,885,306             7,165,111
     Provision for deferred income taxes                                      1,445,000               128,000
     Disposal of equipment, net of gains and losses                              56,253               335,300
     Changes in assets and liabilities:
       Accounts receivable                                                   (1,670,145)             (818,238)
       Inventories                                                           (1,621,024)             (179,931)
       Rental garments in service                                            (1,703,956)           (1,449,312)
       Prepaid expenses                                                        (252,712)             (214,810)
       Other noncurrent assets                                                  (26,345)              (41,209)
       Accounts payable                                                       2,565,184             1,507,367
       Accrued expenses                                                       1,067,524             2,019,696
       Income taxes payable                                                     (42,104)              127,069
       Other noncurrent liabilities                                             667,468                 8,165
                                                                           ------------          ------------
         Net cash provided by operating activities                           16,891,842            15,701,036
                                                                           ------------          ------------
Cash flows from investing activities:
 Acquisition of rental operations                                           (11,331,244)           (4,365,526)
 Purchase of property, plant and equipment                                  (16,371,581)           (7,204,345)
                                                                           ------------          ------------
         Net cash used by investing activities                              (27,702,825)          (11,569,871)
                                                                           ------------          ------------

Cash flows from financing activities:
 Proceeds from exercise of stock options, net                                   109,676                    --
 Dividends paid                                                                (463,605)             (370,884)
 Increase (decrease) in long-term debt                                        3,805,844              (479,266)
                                                                           ------------          ------------
         Net cash provided (used) by financing activities                     3,451,915              (850,150)
                                                                           ------------          ------------
         Net increase (decrease) in cash and cash equivalents                (7,359,068)            3,281,015
Cash and cash equivalents at beginning of period                              7,717,999             3,416,988
                                                                           ------------          ------------


Cash and cash equivalents at end of period                                 $    358,931          $  6,698,003
                                                                           ============          ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                                 $  2,182,757          $  2,193,404
                                                                           ============          ============
  Income taxes                                                             $  3,793,155          $  4,293,931
                                                                           ============          ============



See accompanying notes to condensed consolidated financial statements.

                       UNITOG COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994

Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 29, 1995, and the results of its operations and its cash flows for the nine months ended October 29, 1995 and October 30, 1994 and the results of its operations for the three months ended October 29, 1995 and October 30, 1994. The results of operations for the nine months ended October 29, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2  Inventories

The following is a summary of inventories at October 29, 1995 and January 29, 1995:

                                                        October 29, 1995        January 29, 1995
                                                        ----------------        ----------------
                Raw materials                            $  4,163,314             $  3,570,498
                Work in progress                            2,529,794                2,351,766
                Finished goods                             12,326,690               11,255,800
                                                          -----------              -----------
                                                           19,019,798               17,178,064

                Less LIFO allowance                        (3,768,702)              (3,547,992)
                                                          -----------              -----------
                                                          $15,251,096              $13,630,072
                                                          ===========              ===========


Note 3 Cash Dividend

At its November 20, 1995 Board of Directors meeting the Board declared a $.05 per share cash dividend payable on December 20, 1995 to stockholders of record on December 5, 1995. The $.05 per share dividend was a 25% increase over the prior year.


Note 4 Acquisitions

During fiscal 1996 the Company acquired rental routes and equipment for approximately $11.3 million in cash and notes payable. The operating results of these rental acquisitions have been included in the consolidated results of the Company since their purchase with an insignificant effect on revenues and net earnings.

Note 5 Subsequent Events

On November 10, 1995, Unitog Company completed the acquisition of Ace-Tex Corporation. Ace-Tex, headquartered in Detroit Michigan, is a leading supplier of uniform rental services in Michigan, Indiana and Ohio. Last year its uniform rental business generated $27 million in revenue. In conjunction with the acquisition, Unitog sold Ace-Tex's wiping cloth business thereby retaining only the uniform rental services business. The final purchase price of Ace-Tex and the final sale price of the wiping cloth business is subject to a closing audit and currently unavailable. Proforma balance sheet data including the effect of the Ace-Tex transaction as of October 29, 1995 is currently unavailable. Pro forma income statement data including the effect of the Ace-Tex transaction as of the first day of Unitog's fiscal 1995 and fiscal 1996 is currently unavailable.

On October 31, 1995, Unitog Company issued $40 million in long-term notes to an insurance company. The notes bear interest at 6.83% and mature in 2005. The proceeds from the notes were used to prepay, without penalty, $15 million in long-term 10.06% debt and to provide funds for the Ace-Tex acquisition.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $359,000 at October 29, 1995 compared to $7.7 million at January 29, 1995. The funding of rental acquisitions created the decrease. At October 29, 1995, the Company had borrowed $3.1 million under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $31.5 million at October 29, 1995. On November 9, 1995 the Company amended its bank credit facility extending its term to September 8, 1998 and increasing the facility to $50 million. The Company's capitalization ratio was 32% at October 29, 1995 and January 29, 1995.

On October 31, 1995, Unitog Company issued $40 million in long-term notes to an insurance company. The notes bear interest at 6.83% and mature in 2005. The proceeds from the notes were used to prepay, without penalty, $15 million in long-term 10.06% debt and to provide funds for the Ace-Tex acquisition.

Cash provided by operating activities was $16.9 million for the nine months ended October 29, 1995, 8% better than last year. Working capital was $36.1 million at October 29, 1995 compared to $40.3 million at January 29, 1995. The funding of rental acquisitions reduced cash and cash equivalents. Capital expenditures were $16.4 million through October 29, 1995, 127% greater than last year. The Company opened a combined manufacturing and distribution facility in Northeastern Alabama. A rental production plant is under construction in Las Vegas, Nevada. Capital expenditures for fiscal 1996 are expected to approximate $18 million.

In November 1995 the Board of Directors declared a $.05 per share cash dividend payable on December 20, 1995 to stockholders of record on December 5, 1995.
The $.05 per share dividend was 25% greater than the semi-annual dividend paid last year and follows a $.05 per share cash dividend paid in June 1995.

On November 10, 1995 the Company completed the acquisition of Ace-Tex Corporation. Ace-Tex, headquartered in Detroit, Michigan, is a leading supplier of uniform rental services in Michigan, Indiana and Ohio. Last year its uniform rental business generated $27 million in revenue. In conjunction with the acquisition, the Company sold Ace-Tex's wiping cloth business thereby retaining only the uniform rental services business.

During fiscal 1996 the Company has also purchased a cleanroom operation in Iowa and industrial and linen rental routes in Iowa, Ohio, Dallas and Los Angeles. These acquisitions are expected to add over $10.0 million in annual rental revenues. These purchased industrial and linen rental routes will be serviced by existing facilities.

Management believes that cash generated from operations, its bank credit facility and available long-term financing will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.


RESULTS OF OPERATIONS

Third quarter fiscal 1996 compared to third quarter fiscal 1995

Revenues for the third quarter of fiscal 1996 were $52.5 million, an increase of $4.1 million or 9% over the comparable period last year. Rental revenues for the quarter were $38.8 million, an increase of $4.7 million or 14% over last year. Revenues from acquisitions this year in Columbus, Ohio, Los Angeles, Dallas and Northern Iowa generated the majority of this increase. Direct sales for the third quarter of fiscal 1996 were $13.7 million, a decrease of $602,000 or 4% over the comparable period last year. The decrease in Direct sales was principally due to mild fall weather which postponed seasonal demand for winter garments.

Operating income for the third quarter of fiscal 1996 was $5.9 million an increase of $661,000 or 13% over the comparable period last year. Higher operating contribution from Rental operations created the improvement over last year despite acquisition related assimilation costs. Costs incurred to start-up our new Northeastern Alabama plant lowered operating income.

Net earnings for the third quarter of fiscal 1996 were $3.3 million, an increase of $507,000 or 18% over the comparable period last year. Improved operating contribution from Rental operations created the increase over last
year.   Net earnings per common share for the third quarter of fiscal 1996 were
$.35 per share, an increase of $.05 per share or 17% over the comparable period last year.


Nine months fiscal 1996 compared to nine months fiscal 1995

Revenues for the nine months ended October 29, 1995 were $153.9 million, an increase of $14.0 million or 10% over the comparable period last year. Rental revenues for the nine months ended October 29, 1995 were $112.6 million. Acquired revenues and internal growth created the $13.6 million or 14% increase in Rental revenues over last year. Direct sales for the first nine months of fiscal 1996 were $41.3 million, the same as last year.

Operating income for the nine months ended October 29, 1995 was $15.8 million, an increase of $2.1 million or 15% over last year. Improved operating profitability from the Rental business segment created the increase in operating income. Depreciation and amortization for the nine months ended October 29, 1995 was $7.9 million, an increase of $720,000 or 10% over last year. Higher amortization and depreciation related to acquisitions and capital expenditures created this increase.

Net earnings for the nine months ended October 29, 1995 were $8.5 million, an increase of $1.4 million or 20% higher than the comparable period last year. Increased profitability from Rental operations created the earnings improvement. Net earnings per share were $.91 for the nine months ended October 29, 1995, an increase of $.15 per share or 20% over the comparable period last year.




                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995 and in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1995.


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         4(a) Note Agreement, dated as of December 1, 1993, among Unitog
              Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995.

         4(b) Note Agreement dated as of October 15, 1995 among Unitog
              Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company.

         4(c) Loan and Letter of Credit Reimbursement Agreement, dated
              September 10, 1993, among Unitog Company, Unitog
              Rental Services, Inc., "UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. and Amendment No.1 thereto, dated December 29, 1994 and Amendment No.2 thereto, dated
              November 9, 1995.

        27    Financial Data Schedule for the nine months ended October 29,
              1995.

    (b)  Reports on Form 8-K.

         Unitog Company has not filed any reports on Form 8-K during the quarter ended October 29, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Unitog Company


Dated :   December 11, 1995                    By:  /S/ J. Craig Peterson
                                                    --------------------------
                                                    J.  Craig Peterson
                                                    Senior Vice-President of
                                                    Finance and Administration,
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer)

                                EXHIBIT INDEX




EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

4(a) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995.

4(b) Note Agreement dated as of October 15, 1995 among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company.

4(c) Loan and Letter of Credit Reimbursement Agreement, dated September 10, 1993, among Unitog Company, Unitog Rental Services, Inc., "UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. and Amendment No.1 thereto, dated December 29, 1994 and Amendment No.2 thereto, dated November 9, 1995.

27 Financial Data Schedule for Unitog Company for the nine months ended October 30, 1995.