Form 10-K
period 1996-01-28
UNITOG CO
filed 1996-04-23
CIK 101909

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
     For the fiscal year ended January 28, 1996.

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____.

Commission File Number: 0-6643


                                UNITOG COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
               Delaware                       44-0529828
  -----------------------------------         ----------
    (State or other jurisdiction of          (IRS Employer
    incorporation or organization)        Identification No.)

101 West 11th Street, Kansas City, Missouri                             64105
- -------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (816) 474-7000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $ .01 per share
      ------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $176,922,486 as of March 1, 1996.

     As of April 18, 1996, Unitog Company had 9,419,161 shares of common stock outstanding.

     Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1996. Part III incorporates information by reference from the registrant's definitive proxy statement, dated April 22, 1996.

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

A.   GENERAL DEVELOPMENT OF BUSINESS.

     On November 10, 1995, the Company purchased all of the issued and outstanding stock of Ace-Tex Corporation, a Michigan corporation ("Ace-Tex"). Ace-Tex is engaged in the rental, supply, service and sale of industrial uniforms and garments, linens, dust control products and related products and services in certain portions of Michigan, Ohio, Indiana and Maryland (the "Uniform Rental Business"). Ace-Tex was also engaged in the manufacture and sale of wiping and polishing cloths, tack cloths, disposable paper products and rags (the "Wiper Business"). In conjunction with the purchase of the stock of Ace-Tex, the Wiper Business and the assets of Ace-Tex used in the Wiper Business were sold to the former principals of Ace-Tex. As a result, from and after the completion of the purchase, Ace-Tex will only be engaged in the Uniform Rental Business.

     In addition to the Ace-Tex acquisition, the Company completed acquisitions in northern Iowa, Los Angeles, California, Dallas, Texas and Columbus, Ohio during fiscal 1996. In March 1996, the Company purchased two rental operations, one in Michigan and the other in Philadelphia. In the past 14 months, the Company has acquired approximately $58 million in annual rental revenues.

B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, page 26.

C.   NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company is a leading provider of high quality uniform rental services to a variety of industries and sells custom-designed uniforms primarily to national companies in connection with their corporate image programs. The Company manufactures substantially all the uniforms it rents or sells. The Company provides national uniform programs for many of the largest companies in the United States on both a rental and direct sale basis. In addition, the Company believes it is one of the largest suppliers of uniforms to employees of the United States Postal Service. Rental operations accounted for 73.8%, 70.6% and 70.3% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively. Uniform Direct sales accounted for the remaining revenues.

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

     The Company provides rental services in 52 markets to customers in 33
states.   Rental services are provided through industrial laundry facilities at
which the cleaning and processing of garments is performed.   In addition, the
Company operates sales and service branches which serve as sales offices and warehouse and distribution sites, allowing the Company to provide rental services to customers in geographic areas adjacent to the immediate area of an industrial laundry facility.

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

     The Company has sold uniforms to employees of the United States Postal Service under the Brookfield label for over 25 years. The Postal Service provides an annual allotment ranging from $50 to $341 to each postal employee for uniform purchases. The individual employee is then free to select uniforms from any supplier approved by the Postal Service. Payment is made by the Postal Service directly to the Company to the extent of the employee's allotment and any excess is paid directly by the employee.

SALES AND MARKETING

     The Company considers its target market to be national and regional customers seeking improved image and employee recognition as well as higher levels of product quality and customer service.

     The selling efforts of the Rental and Direct sales forces are combined under common regional sales managers, creating a company-wide marketing approach to maximize cross-selling opportunities by identifying customers' needs, whether rental or direct sale. Unitog believes the combined selling effort has resulted in a more professional sales team, upgraded sales training and improved salesperson productivity.

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

MANUFACTURING AND DISTRIBUTION

     The Company manufactures garments and emblems for both the Rental and Direct sales operations at four plants located in Missouri, one plant located in Alabama, one plant located in Arkansas and one plant located in Honduras. The Company performs manufacturing operations, consisting mainly of cutting, sewing and finishing garments, for substantially all its product line. From time to time Unitog contracts with independent garment manufacturers for a portion of its requirements. Certain uniform accessories sold or rented by the Company, such as shoes, ties and belts, are purchased from other manufacturers.

     The Company maintains distribution centers in Stevenson, Alabama, Ontario, California and Kansas City and Warrensburg, Missouri where its uniforms are stored pending shipment to customers.

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

     The Company is subject to various federal, state and local laws which require the investigation and, in some cases, remediation of environmental contamination. Environmental contamination has been detected at the Company's Tempe, Arizona, Minneapolis, Minnesota and Whittier, California rental plants. The Tempe and Whittier plants are located in federal superfund sites several square miles in size. The Company, along with certain unaffiliated parties, has been designated by the U.S. EPA as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Tempe site. The Company entered into a consent order with EPA requiring a soil and groundwater investigation at the Tempe site. The cost of the investigation was borne by two other parties pursuant to a settlement agreement with the Company. Test results at the Tempe site indicate that volatile organic compound contamination is present in the soil, necessitating soil remediation. Groundwater tests have not detected on-site contamination, although additional periodic groundwater testing is expected. Test results at the Minneapolis and Whittier plants indicate that volatile organic compound contamination is present in the soil and groundwater at those plants. The Company believes that it will be required to remediate the soil and groundwater at the Minneapolis plant and has begun soil remediation at Whittier. Additional testing is being conducted to determine if groundwater remediation will be required at Whittier. The Company's estimate of the expense related to all three of these sites has been accrued and charged to operating expense. Based on information currently available, the Company does not believe that additional costs of investigation and remediation at these sites are individually or in the aggregate material to the consolidated financial statements of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     Certain information about the executive officers of the Company is set forth below.



                                PRINCIPAL OCCUPATION FOR
NAME                AGE              LAST FIVE YEARS
                    ---  -----------------------------------------

Randolph K. Rolf     54  Mr. Rolf has served as Chairman of the
                         Board since May 1991 and as a Director of the Company since 1986. He has served as its President and Chief Executive Officer since May 1988.

John W. Hall         65  Mr. Hall has served as the Company's
                         Senior Vice President - Human Resources
                         and Industrial Relations since 1984.

J. Craig Peterson    43  Mr. Peterson has served as the Company's
                         Senior Vice President - Finance and
                         Administration and Chief Financial Offi-cer since July 1991. Prior to that time he was a partner at KPMG Peat Marwick.

Terence C. Shoreman  41  Mr. Shoreman has served as the Company's
                         Vice President and Chief Operating Officer since January 1996. From May 1993 to January 1996 he was Senior Vice President
                         - Rental Operations. From December 1989 to May 1993 he was a Vice President of the Company's rental subsidiary.

Gary R. Russell      44  Mr. Russell has served as the Company's
                         Senior Vice President - Rental Operations since January 1996. From October 1988 to
                         January 1996 he was a Vice President of the Company's rental subsidiary.

G. Jay Arrowsmith    48  Mr. Arrowsmith has served as the Company's
                         Vice President - Manufacturing and Distribution since August 1995. From August 1994 to August
                         1995, he was Vice President - Manufacturing.
                         From March 1994 to August 1994 he was a Vice
                         President - Manufacturing for Fruit of the
                         Loom.  Prior to that time he was Sewing
                         Operations Manager for Jostens Sportswear.

                                       PRINCIPAL OCCUPATION FOR
NAME                AGE                    LAST FIVE YEARS
- ----                ---    ------------------------------------------------


Robert M. Barnes     38    Mr. Barnes has served as Vice President, General
                           Counsel and Secretary of the Company since May
                           1994.  From January 1990 until May 1994, he was
                           General Counsel and Secretary of the Company.

Ronald J. Harden     53    Mr. Harden has served as the Company's
                           Controller since 1981.

EMPLOYEES

     The Company had approximately 4,105 full-time employees as of January 28, 1996.

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

     Location                           Type of Facility
     --------                           ----------------

Birmingham, Alabama.................... Processing Plant
Decatur, Alabama*...................... Processing Plant
Gadsden, Alabama*...................... Sales and Service Branch
Stevenson, Alabama*(1)................. Manufacturing and
                                           Distribution Facility
Tempe, Arizona......................... Processing Plant
Fort Smith, Arkansas................... Manufacturing Facility
Long Beach, California................. Processing Plant
Long Beach, California................. Processing Plant
Ontario, California.................... Sales and Service Branch
                                           and Distribution Center
San Diego, California.................. Processing Plant
San Fernando, California*.............. Sales and Service Branch
Union City, California*................ Processing Plant
Whittier, California................... Processing Plant
Colorado Springs, Colorado*............ Sales and Service Branch
Denver, Colorado*...................... Sales and Service Branch
Greeley, Colorado...................... Processing Plant


     Location                           Type of Facility
     --------                           ----------------
Atlanta, Georgia*...................... Processing Plant
Cicero, Illinois*...................... Sales and Service Branch
Freeport, Illinois*.................... Sales and Service Branch
Villa Park, Illinois................... Processing Plant
Ft. Wayne, Indiana..................... Sales and Service Branch
Goshen, Indiana*....................... Processing Plant
Indianapolis, Indiana*................. Sales and Service Branch
Mishawaka, Indiana*.................... Sales and Service Branch
Muncie, Indiana........................ Processing Plant
Cedar Rapids, Iowa*.................... Sales and Service Branch
Charles City, Iowa*.................... Processing Plant
Des Moines, Iowa*...................... Sales and Service Branch
Glenwood, Iowa......................... Processing Plant
Battle Creek, Michigan................. Processing Plant
Bay City, Michigan..................... Sales and Service Branch
Bay City, Michigan..................... Sales and Service Branch
Detroit, Michigan...................... Processing Plant
Detroit, Michigan...................... Garage
Detroit, Michigan...................... Sales and Service Branch
Flint, Michigan........................ Processing Plant
Flint, Michigan........................ Sales and Service Branch
Grand Rapids, Michigan................. Sales and Service Branch
Jackson, Michigan...................... Sales and Service Branch
Kentwood, Michigan..................... Sales and Service Branch
Lansing, Michigan*..................... Sales and Service Branch
Port Huron, Michigan*.................. Sales and Service Branch
Traverse City, Michigan*............... Processing Plant
Duluth, Minnesota...................... Processing Plant
Eagan, Minnesota....................... Processing Plant
Minneapolis, Minnesota................. Processing Plant
Concordia, Missouri*................... Manufacturing Facility
Kansas City, Missouri*................. Corporate Offices
Kansas City, Missouri.................. Processing Plant and
                                           Distribution Center
St. Charles, Missouri.................. Manufacturing Facility
University City, Missouri.............. Processing Plant
Warrensburg, Missouri.................. Manufacturing Facility and
                                           Distribution Center
Warsaw, Missouri....................... Manufacturing Facility
North Las Vegas, Nevada................ Processing Plant
Charlotte, North Carolina*............. Sales and Service Branch
Cleveland, Ohio*....................... Sales and Service Branch
Lima, Ohio*............................ Sales and Service Branch
Toledo, Ohio*(1)....................... Processing Plant
Xenia, Ohio*........................... Sales and Service Branch
Bloomsburg, Pennsylvania*.............. Processing Plant
Bristol, Pennsylvania.................. Processing Plant
Exton, Pennsylvania.................... Processing Plant
Nashville, Tennessee*.................. Sales and Service Branch
Dallas, Texas*......................... Processing Plant

     Location                           Type of Facility
     --------                           ----------------

Houston, Texas*........................ Processing Plant
La Ceiba, Honduras*.................... Manufacturing Facility
___________________________
* Leased for various terms expiring from fiscal 1997 to fiscal 2005. The Company expects that it will be able to renew or replace its leases on satisfactory terms. Except as otherwise noted, all other properties are owned.
(1)  Includes an option to purchase upon payment of a nominal amount.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Information incorporated herein by reference from the information provided under the caption "Common Stock Information" and "Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, page 29.

     Dividends on the outstanding common stock totaled $.10 and $.08 per share in fiscal 1996 and 1995, respectively, and are paid semi-annually. The Company's principal credit agreements contain certain restrictions on dividends. At January 28, 1996, the Company had $21.5 million in unrestricted stockholders' equity available to pay future dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, page 28.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, pages 8 - 11.

                           Forward-Looking Statements
                           --------------------------

     Forward-looking statements appear in this annual report or are incorporated into this report by reference, including in the Description of Business and in Management's Discussion and Analysis. These statements reflect Management's current expectations for economic and business growth, future revenues and profitability. Actual results may differ materially from those expectations. Factors that could cause results to differ materially include labor-related events, and particularly strikes, labor disputes or increased costs of labor; fluctuations in the cost of materials; and changes in the general economy, including unemployment levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996, pages 14 - 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders under the captions "Nominees for Three-Year Terms" and "Continuing Directors", pages 4 - 5, "Stock Ownership and Trading Reports", page 7, and from Item 1, "Executive Officers of the Company", in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders under the captions "Compensation of Directors" and "Executive Compensation and Other Information", pages 6 - 12, except information under the captions "Board Compensation Committee

Report on Executive Compensation" and "Total Market Return" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management", pages 2 and 3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of the report:

1.   Financial Statements (incorporated by reference from pages 14
     - 27 of the Company's Annual Report to Stockholders for the fiscal year ended January 28, 1996).

- -    Independent Auditors' Report.
- -    Consolidated Balance Sheets--January 28, 1996 and January 29, 1995.
- -    Consolidated Statements of Earnings--Years ended January 28, 1996,
     January 29, 1995 and January 30, 1994.
- -    Consolidated Statements of Stockholders' Equity--Years ended January 28,
     1996, January 29, 1995 and January 30, 1994.
- -    Consolidated Statements of Cash Flows--Years ended January 28, 1996,
     January 29, 1995 and January 30, 1994.
- -    Notes to Consolidated Financial Statements.

2.   Exhibits.

2 Stock Purchase Agreement, dated October 19, 1995, among Unitog Rental Services, Inc., Ace-Tex Corporation and the shareholders of Ace-Tex Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, filed on November 22, 1995).

3(a) Second Restated Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit 3(i) of Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995).

3(b)      Fourth Amended and Restated Bylaws (incorporated by reference to
          Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended July 30, 1995).

4(a) Specimen common stock certificate (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (SEC No. 33-59628)).

4(b) Reference is made to the Fourth Article of the Second Restated Certificate of Incorporation (Exhibit 3(a) hereto), and Sections 9, 47, 48, 49 and 50 of the Fourth Amended and Restated Bylaws (Exhibit 3(b) hereto).

4(c) Loan and Letter of Credit Reimbursement Agreement, dated September 10, 1993, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A., (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(d) Amendment No. 1 to Loan and Letter of Credit Reimbursement Agreement, dated December 29, 1994, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(e) Amendment No. 2 to Loan and Letter of Credit Reimbursement Agreement, dated November 9, 1995, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(f) Amendment No. 3 to Loan and Letter of Credit Reimbursement Agreement, dated February 1, 1996, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.

4(g) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995 (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(h) Note Agreement, dated as of October 15, 1995, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

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

10(d)*    Description of Management Incentive Plan (incorporated by reference to
          Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

10(e)* Unitog Company Outside Director Fee/Stock Program (incorporated by reference to Exhibit B to registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 28, 1996.

21        Subsidiaries of the registrant.

23        Consent of independent public accountant.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K. On November 22, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the acquisition by the Company of the stock of Ace-Tex Corporation on November 10, 1995. The Form 8-K was amended under cover of Form 8-K/A, filed on January 12, 1996. The items reported on the Form 8-K and the Form 8-K/A were Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. The following financial statements and financial information were filed in the Form 8-K/A:

      (i) Ace-Tex Corporation Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets, September 30, 1995 and 1994 (unaudited).

          Condensed Consolidated Statements of Income and Retained Earnings, six months ended September 30, 1995 and 1994 (unaudited).

          Condensed Consolidated Statements of Cash Flows, six months ended September 30, 1995 and 1994 (unaudited).

          Consolidated Balance Sheets, March 31, 1995 and 1994.

          Consolidated Statements of Income and Retained Earnings years ended March 31, 1995 and 1994.

          Consolidated Statements of Cash Flows, years ended March 31, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Independent Auditor's Report.

          Consent of independent public accountant.

     (ii) Pro Forma Financial Information.

          Pro Forma Financial Information - General.

          Pro Forma Balance Sheet, October 29, 1995 (unaudited).

          Pro Forma Statement of Earnings, nine months ended October 29, 1995 (unaudited).

          Pro Forma Statement of Earnings, year ended January 29, 1995 (unaudited).

          Notes to Unaudited Pro Forma Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                     INDEX


                                                            Page Reference
                                                            Annual Report
                                                                  to
                                                             Stockholders
                                                             ------------

Independent Auditors' Report                                      14

Financial Statements:

 Consolidated Balance Sheets--January
  28, 1996 and January 29, 1995                                   15

 Consolidated Statements of Earnings--
  Years Ended January 28, 1996, January
  29, 1995 and January 30, 1994                                   16

 Consolidated Statements of Stockholders'
  Equity--Years Ended January 28, 1996,
  January 29, 1995 and January 30, 1994                           16

 Consolidated Statements of Cash Flows--
  Years Ended January 28, 1996, January
  29, 1995 and January 30, 1994                                   17

 Notes to Consolidated Financial Statements                    18 - 27

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNITOG COMPANY


                         By:    /s/ Randolph K. Rolf
                             --------------------------------
                              Randolph K. Rolf
                              Chairman, President and Chief
                              Executive Officer
                              April 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                    DATE
- ---------                           -----                    ----



/s/ Randolph K. Rolf             Chairman, President    April 22, 1996
- -------------------------        and Chief Executive
Randolph K. Rolf                 Officer




/s/ J. Craig Peterson            Senior Vice President  April 22, 1996
- --------------------------       Finance and Adminis-
J. Craig Peterson                tration and Chief
                                 Financial Officer




/s/ Ronald J. Harden             Controller             April 22, 1996
- --------------------------
Ronald J. Harden

SIGNATURE                         TITLE                     DATE
- ---------                         -----                     ----



/s/ G. Kenneth Baum              Director              April 22, 1996
- --------------------------
G. Kenneth Baum



/s/ John W. Caffry               Director              April 22, 1996
- ------------------
John W. Caffry



/s/ D. Patrick Curran            Director              April 22, 1996
- --------------------------
D. Patrick Curran



/s/ Robert F. Hagans             Director              April 22, 1996
- --------------------------
Robert F. Hagans



/s/ David B. Sharrock            Director              April 22, 1996
- ---------------------
David B. Sharrock



/s/ William D. Thomas            Director              April 22, 1996
- --------------------------
William D. Thomas

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                     EXHIBIT
- ------                     -------


 2        Stock Purchase Agreement, dated October 19,
          1995, among Unitog Rental Services, Inc.,
          Ace-Tex Corporation and the shareholders of Ace-Tex Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K, filed on November 22, 1995).

 3(a) Second Restated Certificate of Incorpora-tion and amendment thereto (incorporated by reference to Exhibit 3(i) of Quarterly
          Report on Form 10-Q for the quarterly period ended April 30, 1995).

 3(b)     Fourth Amended and Restated Bylaws and
          amendment thereto (incorporated by refer-ence to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended
          July 30, 1995).

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

 4(c) Loan and Letter of Credit Reimbursement Agree-ment, dated September 10, 1993, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A., including promissory notes issued thereunder (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

 4(d) Amendment No. 1 to Loan and Letter of Credit Reimbursement Agreement, dated December 29, 1994, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit

EXHIBIT
NUMBER                     EXHIBIT
- ------                     -------


          4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

 4(e) Amendment No. 2 to Loan and Letter of Credit Reimbursement Agreement, dated November 9, 1995, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

 4(f)     Amendment No. 3 to Loan and Letter of Credit
          Reimbursement Agreement, dated February 1, 1996, among Unitog Company, Unitog Rental Services, Inc.,
          UMB Bank, N.A., Harris Trust and Savings Bank and
          NBD Bank, N.A.

 4(g) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services,
          Inc. and Metropolitan Life Insurance Company and
          First Amendment thereto, dated as of October 15, 1995 (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

 4(h) Note Agreement, dated as of October 15, 1995, among Unitog Company, Unitog Rental Services,
          Inc. and Metropolitan Life Insurance Company
          (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

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

EXHIBIT
NUMBER                     EXHIBIT
- ------                     -------


10(d)*    Description of Management Incentive Plan
          (incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

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

(b) Reports on Form 8-K. On November 22, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the acquisition by the Company of the stock of Ace-Tex Corporation on November 10, 1995. The Form 8-K was amended under cover of Form 8-K/A, filed on January 12, 1996. The items reported on the Form 8-K and the Form 8-K/A were Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. The following financial statements and financial information were filed in the Form 8-K/A:

     (i)  Ace-Tex Corporation Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets, September 30, 1995 and 1994 (unaudited).

          Condensed Consolidated Statements of Income and Retained Earnings, six months ended September 30, 1995 and 1994 (unaudited).

          Condensed Consolidated Statements of Cash Flows, six months ended September 30, 1995 and 1994 (unaudited).

          Consolidated Balance Sheets, March 31, 1995 and 1994.

          Consolidated Statements of Income and Retained Earnings years ended March 31, 1995 and 1994.

          Consolidated Statements of Cash Flows, years ended March 31, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Independent Auditor's Report.

          Consent of independent public accountant.

     (ii) Pro Forma Financial Information.

          Pro Forma Financial Information - General.

          Pro Forma Balance Sheet, October 29, 1995 (unaudited).

          Pro Forma Statement of Earnings, nine months ended October 29, 1995 (unaudited).

          Pro Forma Statement of Earnings, year ended January 29, 1995 (unaudited).

          Notes to Unaudited Pro Forma Financial Statements.