Form 10-Q
period 1996-04-28
UNITOG CO
filed 1996-06-04
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996.

                                      OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________.
Commission file number: 0-6643

                                UNITOG COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              44-0529828
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  101 W. 11th Street, Kansas City, MO                               64105
- ----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                                (816) 474-7000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of April 28, 1996, the registrant had 9,572,724 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
ITEM 1.  Financial Statements

         (1) Condensed Consolidated Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets as of April 28, 1996
             and January 28, 1996.                                           3

             Condensed Consolidated Statements of Earnings for the Three
             Months ended April 28, 1996 and April 30, 1995.                 4

             Condensed Consolidated Statements of Cash Flows for the Three
             Months ended April 28, 1996 and April 30, 1995.                 5

         (2) Notes to Condensed Consolidated Financial Statements.           6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                              8

PART II. - OTHER INFORMATION

ITEM I.  Legal Proceedings                                                  10

ITEM 6.  Exhibits and Reports on Form 8-K                                   10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      APRIL 28, 1996 AND JANUARY 28, 1996
                                  (UNAUDITED)

                                                     April 28,      January 28,
                ASSETS                                 1996            1996
                                                   ------------    ------------
Current assets:
 Cash and cash equivalents                         $    931,962    $     28,321
 Accounts receivable, less allowance for
  doubtful receivables of $863,000 and
  $760,000, respectively                             25,716,782      25,012,073
 Inventories (note 2)                                16,805,871      15,333,981
 Rental garments in service, net                     39,201,335      36,774,298
 Prepaid expenses                                     2,115,498       1,233,948
                                                   ------------    ------------
    Total current assets                             84,771,448      78,382,621
                                                   ------------    ------------

Property, plant and equipment, at cost              147,735,203     140,834,624
 Less accumulated depreciation                       61,308,166      58,542,615
                                                   ------------    ------------
    Net property, plant and equipment                86,427,037      82,292,009
                                                   ------------    ------------

Other assets, net                                    39,063,758      30,848,817
Excess cost over net assets of businesses
 acquired, net                                       36,316,795      32,045,645
                                                   ------------    ------------
                                                   $246,579,038    $223,569,092
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt            $   484,056     $    481,087
 Accounts payable                                    13,324,820      15,300,599
 Accrued expenses                                    12,996,479      13,399,851
 Income taxes payable                                   819,046         498,860
 Deferred income taxes                               11,908,000      10,788,000
                                                   ------------    ------------
    Total current liabilities                        39,532,401      40,468,397
                                                   ------------    ------------

Long-term debt, less current installments           104,127,582      83,731,099
Other liabilities, noncurrent                         1,081,831       1,200,878
Deferred income taxes, noncurrent                    12,104,011      12,044,011

Stockholders' equity:
 Common stock of $.01 par value. Authorized
  30,000,000 shares; issued and outstanding
  9,572,724 shares                                       95,727          92,793

 Additional paid-in capital                          40,045,170      39,200,675
 Retained earnings                                   49,592,316      46,831,239
                                                   ------------    ------------
    Total stockholders' equity                       89,733,213      86,124,707
                                                   ------------    ------------
                                                   $246,579,038    $223,569,092
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             THREE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                                      April 28,      April 30,
                                                         1996           1995
                                                   -------------- --------------
Revenues:
 Rental operations                                   $48,430,562    $35,970,814
 Direct sales                                         15,504,301     14,622,146
                                                     -----------    -----------
    Total revenues                                    63,934,863     50,592,960
                                                     -----------    -----------
Operating costs and expenses:
 Cost of rental operations                            39,893,480     29,170,113
 Cost of direct sales                                 12,440,956     11,918,033
 Depreciation and amortization                         3,650,384      2,524,691
 General and administrative                            2,176,447      2,023,361
                                                     -----------    -----------
    Total costs and expenses                          58,161,267     45,636,198
                                                     -----------    -----------

    Operating income                                   5,773,596      4,956,762

Interest expense                                       1,343,596        630,563
Other expense (income), net                              (23,077)         4,560
                                                     -----------    -----------
    Earnings before income taxes                       4,453,077      4,321,639
Income taxes                                           1,692,000      1,685,000
                                                     -----------    -----------
    Net earnings                                     $ 2,761,077    $ 2,636,639
                                                     ===========    ===========

Net earnings per common share                        $       .29    $       .28
                                                     ===========    ===========
Weighted average common and common equivalent
 shares outstanding                                    9,435,093      9,336,026
                                                     ===========    ===========

Dividends per common share (note 3)                  $        --    $        --
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995
                                  (UNAUDITED)

                                                      April 28,      April 30,
                                                        1996           1995
                                                    ------------   ------------
Cash flows from operating activities:
 Net earnings                                       $  2,761,077   $  2,636,639
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                        3,650,383      2,524,691
 Provision for deferred income taxes                   1,180,000        970,000
 Disposal of equipment, net of gains and losses           12,798         14,128
 Changes in assets and liabilities:
  Accounts receivable                                    278,219       (225,514)
  Inventories                                         (1,471,890)      (550,689)
  Rental garments in service                             481,963       (729,968)
  Prepaid expenses                                      (881,550)      (227,342)
  Other noncurrent assets                                254,805        (12,142)
  Accounts payable                                    (1,975,779)     2,243,173
  Accrued expenses                                    (1,362,943)       870,945
  Income taxes payable                                   320,186        639,657
  Other noncurrent liabilities                          (119,047)       229,634
                                                    ------------   ------------
    Net cash provided by operating activities          3,128,222      8,383,212
                                                    ------------   ------------
Cash flows from investing activities:
 Acquisition of rental operations                    (17,052,357)    (9,789,141)
 Purchase of property, plant and equipment            (5,302,973)    (3,586,758)
                                                    ------------   ------------
    Net cash used by investing activities            (22,355,330)   (13,375,899)
                                                    ------------   ------------
Cash flows from financing activities:
 Proceeds from stock issuance                            847,429             --
 Increases in long-term debt                          19,283,320        900,000
 Repayments of long-term debt                                 --        (24,413)
                                                    ------------   ------------
    Net cash provided by financing activities         20,130,749        875,587
                                                    ------------   ------------
    Net increase (decrease) in cash and cash
     equivalents                                         903,641     (4,117,100)
Cash and cash equivalents at beginning of period          28,321      7,717,999
                                                    ------------   ------------
Cash and cash equivalents at end of period          $    931,962   $  3,600,899
                                                    ============   ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                          $  1,438,000   $    711,000
                                                    ============   ============
  Income taxes                                      $    185,000   $     75,000
                                                    ============   ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995

Note 1
- ------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 28, 1996, and the results of its operations and its cash flows for the three months ended April 28, 1996 and April 30, 1995. The results of operations for the three months ended April 28, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 Inventories
- ------------------

The following is a summary of inventories at April 28, 1996 and January 28, 1996:

                                            April 28, 1996   January 28, 1996
                                            --------------   ----------------
     Raw materials                            $ 4,092,678      $ 4,135,131
     Work in progress                           2,867,655        2,503,558
     Finished goods                            13,726,978       12,501,732
                                              -----------      -----------
                                               20,687,311       19,140,421

     Less LIFO allowance                       (3,881,440)      (3,806,440)
                                              -----------      -----------
                                              $16,805,871      $15,333,981
                                              ===========      ===========

Note 3 Cash Dividend
- --------------------

At its May 23, 1996 Board of Directors meeting the Board declared a $.06 per share cash dividend payable on June 24, 1996 to stockholders of record on June 7, 1996. The $.06 per share dividend was a 20% increase over the prior year.

Note 4 Acquisitions:
- --------------------

During the first quarter of fiscal 1997 the Company acquired a portion of the assets of Central Quality Services Corporation headquartered in Farmington Hills, Michigan for approximately $17 million in cash. The assets acquired were primarily industrial uniform routes and production facilities in central and northern Michigan and eastern Illinois. The acquisition was accounted for as a purchase.

During the first quarter of fiscal 1997 the Company also acquired American Dust Control Co., Inc. in Philadelphia, Pennsylvania in exchange for Unitog common stock. The acquisition was accounted for as a pooling-of-interests. Prior period financial statements were not restated due to immateriality.

The operating results of these acquisitions have been included in the consolidated results of the Company since their acquisition with an insignificant effect on revenues and net earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.1 million for the quarter ended April 28, 1996, a decrease of $5.3 million or 62% below last year. The decrease was principally due to an increase in inventories and reductions in trade accounts payable and accrued expenses resulting from the timing of certain acquisition related liabilities and vendor payments. Cash and cash equivalents were $932,000 at April 28, 1996. At April 28, 1996, the Company had $32.5 million in borrowings outstanding under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $17 million at April 28, 1996. The Company's capitalization ratio was 54% at April 28, 1996 compared to 49% at January 28, 1996.

Working capital was $45.2 million at April 28, 1996 compared to $37.9 million at January 28, 1996. Purchased working capital from rental acquisitions coupled with reduced acquisition related liabilities and trade payables created the increase in working capital. Capital expenditures were $5.3 million through April 28, 1996, 48% greater than last year. Capital expenditures for fiscal 1996 are expected to approximate $20 million.

During the first quarter of fiscal 1997, the Company issued $4.5 million in variable rate tax-exempt Industrial Revenue Bonds which mature in 2020. The bonds bear interest at floating rates based upon market conditions for tax-exempt issues. The bond proceeds were used to repay bank debt which had been incurred to finance facility construction.

During the first quarter of fiscal 1997 the Company acquired a portion of the assets of Central Quality Services Corporation headquartered in Farmington Hills, Michigan for approximately $17 million in cash. The assets acquired were primarily industrial uniform routes and production facilities in central and northern Michigan and eastern Illinois. The acquisition was accounted for as a purchase and the operating results of this acquisition have been included in the consolidated results of the Company since its purchase with an insignificant effect on revenues and net earnings. The acquisition will add approximately $15 million in annual rental revenues.

During the first quarter of fiscal 1997 the Company acquired American Dust Control Co., Inc. in Philadelphia, Pennsylvania in exchange for Unitog common stock. The acquisition was accounted for as a pooling-of-interests. The operating results of this acquisition have been included in the consolidated results of the Company since its purchase with an insignificant effect on revenues and net earnings. The acquisition will add approximately $3 million in annual rental revenues. Prior period financial statements were not restated due to immateriality.

On May 23, 1995 the Company declared a $.06 per share cash dividend payable on June 24, 1996 to stockholders of record on June 7, 1996. The $.06 per share dividend is 20% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations, and its bank credit facility will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.

                             RESULTS OF OPERATIONS

First quarter fiscal 1997 compared to first quarter fiscal 1996
- ---------------------------------------------------------------

Revenues for the first quarter of fiscal 1997 were $63.9 million, an increase of $13.3 million or 26% over the comparable period last year. Rental revenues for the quarter were $48.4 million, an increase of $12.5 million or 35% higher than last year. The increase in rental revenues was due to our fiscal 1996 and fiscal 1997 acquisitions and internal growth within our network of existing locations. Direct sales for the first quarter of fiscal 1997 were $15.5 million, an increase of $882,000 or 6% over the comparable period last year. The increase in Direct sales was due to new image programs with new and existing customers.

Operating income for the first quarter of fiscal 1997 was $5.8 million, an increase of $817,000 or 16% over the comparable period last year. Higher operating contribution from both the Rental and Direct sales businesses created the improvement over last year.

Depreciation and amortization was $3.7 million, and increase of $1.1 million or 45% over the comparable period last year. Additional depreciation from our acquired rental operations combined with increased amortization of acquisition related intangible assets created the increase.

Interest expense for the first quarter of fiscal 1997 was $1.3 million, an increase of $713,000 over the comparable period last year. Higher debt levels related to our fiscal 1996 and fiscal 1997 rental acquisitions created the increase in interest expense.

Net earnings for the first quarter of fiscal 1997 were $2.8 million, an increase of $124,000 or 5% over the comparable period last year. Higher revenues and improved operating contribution from both the Rental and Direct sales business segments offset increased depreciation, amortization and interest costs in comparison to last year. Net earnings per common share for the first quarter of fiscal 1997 were $.29 per share, an increase of $.01 per share or 4% over the comparable period last year.


                          FORWARD LOOKING STATEMENTS
                          --------------------------

Forward-looking statements appear in this quarterly report, including in Management's Discussion and Analysis. These statements reflect Management's current expectations for future revenues and expenditures. Actual results may differ materially from those expectations. Factors that could cause results to differ materially include labor-related events, and particularly strikes, labor disputes or increased costs of labor; and changes in the general economy, including unemployment levels.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a)  Exhibits.

        27      Financial Data Schedule for the Quarter ended April 28, 1996.


   (b)  Reports on Form 8-K.


        Unitog Company has not filed any reports on Form 8-K during the quarter ended April 28, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Unitog Company



Dated: June 3, 1996                 By: /s/ J. Craig Peterson
                                        ----------------------------
                                        J.  Craig Peterson
                                        Senior Vice-President of
                                        Finance and Administration,
                                        Chief Financial Officer
                                        (Duly Authorized Officer)