Form 10-Q
period 1996-07-28
UNITOG CO
filed 1996-09-09
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1996.

                                      OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________________  to
____________________________.
Commission file number: 0-6643


                                UNITOG COMPANY
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                44-0529828
- ---------------------------------------     ---------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

  101 W. 11th Street, Kansas City, MO                    64105
- ----------------------------------------    ---------------------------------
(Address of principal executive offices)               (Zip Code)


                                (816) 474-7000
- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                  Not applicable
- -----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

          As of July 28, 1996, the registrant had 9,636,307 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                                   PAGE NUMBER
ITEM 1.   Financial Statements

          (1) Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of July 28, 1996
              and January 28, 1996.                                                                   3

              Condensed Consolidated Statements of Earnings for the Three
              Months ended July 28, 1996 and July 30, 1995.                                           4

              Condensed Consolidated Statements of Earnings for the Six
              Months ended July 28, 1996 and July 30, 1995.                                           5

              Condensed Consolidated Statements of Cash Flows for the Six
              Months ended July 28, 1996 and July 30, 1995.                                           6

          (2) Notes to Condensed Consolidated Financial Statements.                                   7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                                      8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                          11

ITEM 4.   Submission of Matters to a Vote of Security Holders                                        11

ITEM 6.   Exhibits and Reports on Form 8-K                                                           12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       UNITOG COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      JULY 28, 1996 AND JANUARY 28, 1996
                                 (UNAUDITED)


          ASSETS                            JULY 28, 1996    JANUARY 28, 1996
                                            -------------    ----------------
Current assets:
   Cash and cash equivalents                 $     53,176     $     28,321
   Accounts receivable, less allowance
     for doubtful receivables of $970,000
     and $760,000, respectively                24,924,880       25,012,073
   Inventories (note 2)                        17,047,098       15,333,981
   Rental garments in service, net             38,085,900       36,774,298
   Prepaid expenses                             1,555,232        1,233,948
                                             ------------     ------------
      Total current assets                     81,666,286       78,382,621
                                             ------------     ------------

Property, plant and equipment, at cost        150,881,755      140,834,624
 Less accumulated depreciation                 63,140,802       58,542,615
                                             ------------     ------------
      Net property, plant and equipment        87,740,953       82,292,009
                                             ------------     ------------

Other assets, net                              37,510,586       30,848,817
Excess cost over net assets of
 businesses acquired, net                      36,321,829       32,045,645
                                             ------------     ------------
                                             $243,239,654     $223,569,092
                                             ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt    $    758,055     $    481,087
   Accounts payable                            12,095,895       15,300,599
   Accrued expenses                            11,419,539       13,399,851
   Income taxes payable                          (206,266)         498,860
   Deferred income taxes                       11,401,000       10,788,000
                                             ------------     ------------
      Total current liabilities                35,468,223       40,468,397
                                             ------------     ------------

Long-term debt, less current
 installments                                 101,911,301       83,731,099
Other liabilities, noncurrent                     763,452        1,200,878
Deferred income taxes, noncurrent              12,016,011       12,044,011

Stockholders' equity:
   Common stock of $.01 par value. Authorized
    30,000,000 shares; issued and
      outstanding  9,636,307 shares                96,363           92,793
   Additional paid-in capital                  41,040,789       39,200,675
   Retained earnings                           51,943,515       46,831,239
                                             ------------     ------------
      Total stockholders' equity               93,080,667       86,124,707
                                             ------------     ------------
                                             $243,239,654     $223,569,092
                                             ============     ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              THREE MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
                                  (UNAUDITED)

                                                      JULY 28, 1996       JULY 30, 1995
                                                      -------------       -------------
Revenues:
 Rental operations                                    $  51,234,701       $  37,822,136
 Direct sales                                            14,005,119          12,999,109
                                                      -------------       -------------
   Total revenues                                        65,239,820          50,821,245
                                                      -------------       -------------

Operating costs and expenses:
 Cost of rental operations                               41,812,240          30,389,135
 Cost of direct sales                                    11,329,991          10,805,721
 Depreciation and amortization                            3,868,786           2,658,426
 General and administrative                               2,031,152           2,063,113
                                                      -------------       -------------
   Total costs and expenses                              59,042,169          45,916,395
                                                      -------------       -------------

   Operating income                                       6,197,651           4,904,850

Interest expense                                          1,499,480             691,606
Other expense, net                                          (26,197)              4,125
                                                      -------------       -------------
   Earnings before income taxes                           4,724,368           4,209,119
Income taxes                                              1,795,000           1,642,000
                                                      -------------       -------------
   Net earnings                                       $   2,929,368       $   2,567,119
                                                      =============       =============
Net earnings per common share                         $         .30       $         .27
                                                      =============       =============

Weighted average common and common equivalent
 shares outstanding                                       9,645,196           9,365,733
                                                      =============       =============

Dividends per common share (note 3)                   $         .06       $         .05
                                                      =============       =============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
                                  (UNAUDITED)


                                                           July 28, 1996     July 30, 1995
                                                          --------------    --------------
Revenues:
 Rental operations                                          $ 99,665,263      $ 73,792,950
 Direct sales                                                 29,509,420        27,621,255
                                                          --------------    --------------
   Total revenues                                            129,174,683       101,414,205
                                                          --------------    --------------
Operating costs and expenses:
 Cost of rental operations                                    81,705,720        59,559,248
 Cost of direct sales                                         23,770,946        22,723,754
 Depreciation and amortization                                 7,519,170         5,183,117
 General and administrative                                    4,207,599         4,086,474
                                                          --------------    --------------
   Total costs and expenses                                  117,203,435        91,552,593
                                                          --------------    --------------

   Operating income                                           11,971,248         9,861,612

Interest expense                                               2,843,076         1,322,169
Other expense, net                                               (49,274)            8,685
                                                          --------------    --------------
   Earnings before income taxes                             $  9,177,446      $  8,530,758
Income taxes                                                   3,487,000         3,327,000
                                                          --------------    --------------
   Net earnings                                             $  5,690,446      $  5,203,758
                                                          ==============    ==============
Net earnings per common share                               $        .60      $        .56
                                                          ==============    ==============

Weighted average common and common equivalent
 shares outstanding                                            9,540,145         9,350,880
                                                          ==============    ==============

Dividends per common share (note 3)                         $        .06      $        .05
                                                          ==============    ==============



See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
                                  (UNAUDITED)

                                                                       July 28, 1996     July 20, 1995
                                                                       -------------     -------------
Cash flows from operating activities:
 Net earnings                                                          $  5,690,446       $  5,203,758
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                         7,519,170          5,183,117
    Provision for deferred income taxes                                     585,000          1,331,000
    Disposal of equipment, net of gains and losses                               --             39,793
    Changes in assets and liabilities:
      Accounts receivable                                                 1,057,851           (521,830)
      Inventories                                                        (1,713,117)          (333,774)
      Rental garments in service                                          1,651,301         (1,281,304)
      Prepaid expenses                                                     (321,284)          (301,898)
      Other noncurrent assets                                               400,599            (14,603)
      Accounts payable                                                   (3,204,704)            86,014
      Accrued expenses                                                   (2,939,883)           409,775
      Income taxes payable                                                 (705,126)           793,633
      Other noncurrent liabilities                                         (437,426)            35,088
                                                                       ------------       ------------
       Net cash provided by operating activities                          7,582,827         10,628,769
                                                                       ------------       ------------

Cash flows from investing activities:
 Acquisition of rental operations                                       (17,385,686)       (11,331,244)
 Purchase of property, plant and equipment                               (8,784,851)       (10,328,984)
                                                                       ------------       ------------
       Net cash used by investing activities                            (26,170,537)       (21,660,228)
                                                                       ------------       ------------

Cash flows from financing activities:
 Proceeds from exercise of stock options, net                             1,843,684             16,617
 Dividends paid                                                            (578,171)          (463,605)
 Increase (decrease) in long-term debt                                   17,347,052          4,291,436
                                                                       ------------       ------------
       Net cash provided (used) by financing activities                  18,612,565          3,844,448
                                                                       ------------       ------------

       Net increase (decrease) in cash and cash equivalents                  24,855         (7,187,011)
Cash and cash equivalents at beginning of period                             28,321          7,717,999
                                                                       ------------       ------------

Cash and cash equivalents at end of period                             $     53,176       $    530,988
                                                                       ============       ============

Supplemental disclosure of cash flows information:
 Cash paid during the period for:
  Interest                                                             $  3,004,000       $  1,411,000
                                                                       ============       ============
  Income taxes                                                         $  3,091,000       $  1,201,000
                                                                       ============       ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995


Note 1
- ------


In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 28, 1996, and the results of its operations and its cash flows for the six months ended July 28, 1996 and July 30, 1995 and the results of its operations for the three months ended July 28, 1996 and July 30, 1995. The results of operations for the six months ended July 28, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2  Inventories
- -------------------


The following is a summary of inventories at July 28, 1996 and January 28, 1996:

                                  July 28, 1996   January 28, 1996
                                  -------------   ----------------
         Raw materials            $  4,367,883      $ 4,135,131
         Work in progress            2,281,440        2,503,558
         Finished goods             14,277,244       12,501,732
                                  ------------      -----------
                                    20,926,567       19,140,421

         Less LIFO allowance        (3,879,469)      (3,806,440)
                                  ------------      -----------
                                   $17,047,098      $15,333,981
                                  ============      ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES


Cash provided by operating activities was $7.6 million for the six months ended July 28, 1996, a decrease of $3.0 million or 29% below last year. The decrease was principally due to an increase in inventories and reductions in trade accounts payable and accrued expenses resulting from the timing of certain acquisition related liabilities and vendor payments. Cash and cash equivalents were $53,000 at July 28, 1996. At July 28, 1996, the Company had $30.5 million in borrowings outstanding under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $19 million at July 28, 1996. The Company's capitalization ratio was 52% at July 28, 1996 compared to 49% at January 28, 1996.


Working capital was $46.2 million at July 28, 1996 compared to $37.9 million at January 28, 1996. Acquired working capital from purchased rental operations coupled with reduced acquisition related liabilities and trade payables to increase working capital. Capital expenditures were $8.8 million through July 28, 1996, 15% less than last year. Capital expenditures for fiscal 1996 are expected to approximate $20 million.


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


On June 24, 1996 the Company paid a $.06 per share cash dividend to stockholders of record on June 7, 1996. The $.06 per share dividend was 20% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations, and its bank credit facility will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.

RESULTS OF OPERATIONS

Second quarter fiscal 1997 compared to second quarter fiscal 1996
- -----------------------------------------------------------------

Revenues for the second quarter of fiscal 1997 were $65.2 million, an increase of $14.4 million or 28% over the comparable period last year. Rental revenues for the quarter were $51.2 million, an increase of $13.4 million or 35% over last year. Revenues from the Michigan acquisitions in March 1996 and November 1995 added $11 million in rental revenues during the quarter. The balance of the increase came from growth within our existing network of locations. Direct sales for the second quarter of fiscal 1997 were $14.0 million, an increase of $1.0 million or 8% over the comparable period last year. The increase in Direct sales was principally due to new image programs with new and existing customers.

Depreciation and amortization was $3.9 million, and increase of $1.2 million or 46% over the comparable period last year. Depreciation from our acquired rental operations combined with increased amortization of acquisition related intangible assets to create the increase.

Operating income for the second quarter of fiscal 1997 was $6.2 million an increase of $1.3 million or 26% over the comparable period last year. The improvement over last year was created by higher operating profits from both the Rental and Direct sales businesses.

Interest expense for second quarter of fiscal 1997 was $1.5 million, an increase of $808,000 over the comparable period last year. Higher debt levels related to our fiscal 1996 and fiscal 1997 rental acquisitions created the increase in interest expense.


Net earnings for the second quarter of fiscal 1997 were $2.9 million, an increase of $362,000 or 14% over the comparable period last year. Improved operating profits from both our business segments offset additional depreciation, amortization and interest costs related to our acquisitions. Net earnings per common share for the second quarter of fiscal 1997 were $.30 per share, an increase of $.03 per share or 11% over the comparable period last year.


Six months fiscal 1997 compared to six months fiscal 1996
- ---------------------------------------------------------

Revenues for the six months ended July 28, 1996 were $129.2 million, an increase of $27.8 million or 27% over the comparable period last year. Rental revenues for the six months ended July 28, 1996 were $99.7 million. Acquired revenues and internal growth within our existing locations created the $25.9 million or 35% increase in Rental revenues over last year. Direct sales for the first six months of fiscal 1997 were $29.5 million, an increase of $1.9 million or 7% over the comparable period last year. The increase in Direct sales was principally due to new image programs.

Depreciation and amortization was $7.5 million, an increase of $2.3 million or 45% over the comparable period last year. Depreciation from our acquired rental operations combined with increased amortization of acquisition related intangible assets to create the increase.

Operating income for the six months ended July 28, 1996 was $12.0 million, an increase of $2.1 million or 21% over last year. Improved operating profits from both the Rental and Direct sales business segments offset higher depreciation and amortization costs to generate the increase in operating income.

Interest expense for the six months ended July 28, 1996 was $2.8 million, an increase of $1.5 million over the comparable period last year. Higher debt levels related to our fiscal 1996 and fiscal 1997 rental acquisitions created the increase in interest expense.

Net earnings for the six months ended July 28, 1996 were $5.7 million, an increase of $487,000 or 9% higher than the comparable period last year. Increased profitability from our business segments offset additional depreciation, amortization and interest costs related to our acquisitions. As expected, acquisition related costs have slowed growth in net earnings. Net earnings per share were $.60 for the six months ended July 28, 1996, an increase of $.04 per share or 7% over the comparable period last year. The average shares outstanding have increased due to the shares issued to acquire American Dust Control Co., Inc. and the exercise of employee stock options.



                           FORWARD LOOKING STATEMENTS
                           --------------------------


Forward-looking statements appear in this quarterly report, including in Management's Discussion and Analysis. These statements reflect Management's current expectations for future revenues from acquired operations. Actual results may differ materially from those expectations. Factors that could cause results to differ materially include labor-related events, and particularly strikes and labor disputes and changes in the general economy, including unemployment levels.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings

     As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, volatile organic compound contamination has been detected in the soil and groundwater at the Company's Whittier, California rental plant. The plant is located in the Suburban Operable Unit of the San Gabriel Valley Superfund Site. The Company has cleaned up the soil at the plant and, based on groundwater testing performed to date, does not believe groundwater clean up will be required. In August 1996, the Company received correspondence from the United States Environmental Protection Agency ("EPA") stating that EPA has made an "initial determination" that the Company is a potentially responsible party for the Suburban Operable Unit. The EPA indicates that it may seek reimbursement of costs spent by EPA at the Suburban Operable Unit from the Company and three other entities. At EPA's request, the Company entered into a Tolling Agreement that stops the running of any statute of limitations to give the parties time to discuss issues related to the claim. The Company believes it has meritorious defenses to the EPA claim and intends to vigorously defend itself.

     Also, see the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 23, 1996 at the Kansas City Club, 1228 Baltimore, Kansas City, Missouri.

     The following directors were elected at the Annual Meeting:

          Randolph K. Rolf
          William D. Thomas


     The term of office of the following other directors continued after the Annual Meeting:

          G. Kenneth Baum
          John W. Caffry
          D. Patrick Curran
          Robert F. Hagans
          David B. Sharrock


     At the Annual Meeting, a total of 7,728,508 shares voted for and 12,700 shares were withheld with respect to the election of Randolph K. Rolf as a director of the Company. There were no broker non-votes.


     At the Annual Meeting, a total of 7,740,408 shares voted for and 800 shares were withheld with respect to the election of William D. Thomas as a director of the Company. There were no broker non-votes.

        At the Annual Meeting, a total of 7,730,399 shares voted for, 6,635 voted against and 4,174 shares abstained from approval of KPMG Peat Marwick, as independent auditors of the Company for fiscal 1997. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.

        27  Financial Data Schedule for the Six Months ended July 28, 1996.


   (b)  Reports on Form 8-K.


        Unitog Company has not filed any reports on Form 8-K during the quarter ended July 28, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Unitog Company




Dated: September 6, 1996             By:  /S/ J. Craig Peterson
                                          ---------------------------
                                          J. Craig Peterson
                                          Senior Vice-President of
                                          Finance and Administration,
                                          Chief Financial Officer
                                          (Duly Authorized Officer)