Form 10-Q
period 1996-10-27
UNITOG CO
filed 1996-12-11
CIK 101909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 1996.

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

                                   Yes    X           No
                                       -------           --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of October 27, 1996, the registrant had 9,642,040 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                     Page Number

ITEM 1. Financial Statements

        (1)    Condensed Consolidated Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets as of October 27, 1996
               and January 28, 1996.                                                   3

               Condensed Consolidated Statements of Earnings for the Three
               Months ended October 27, 1996 and October 29, 1995.                     4

               Condensed Consolidated Statements of Earnings for the Nine
               Months ended October 27, 1996 and October 29, 1995.                     5

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended October 27, 1996 and October 29, 1995.                     6

        (2)    Notes to Condensed Consolidated Financial Statements.                   7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                         8

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings                                                             10

ITEM 6. Exhibits and Reports on Form 8-K                                              10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     OCTOBER 27, 1996 AND JANUARY 28, 1996
                                  (UNAUDITED)

                 ASSETS                    October 27, 1996     January 28, 1996
                                           ----------------     ----------------
Current assets:

 Cash and cash equivalents                    $    564,376          $     28,321
 Accounts receivable, less allowance for
  doubtful receivables of $1,002,000 and
  $760,000, respectively                        26,898,078            25,012,073
 Inventories (note 2)                           17,921,959            15,333,981
 Rental garments in service, net                38,659,331            36,774,298
 Prepaid expenses                                1,776,144             1,233,948
                                              ------------          ------------
     Total current assets                       85,819,888            78,382,621
                                              ------------          ------------

Property, plant and equipment, at cost         153,083,432           140,834,624
 Less accumulated depreciation                  65,260,957            58,542,615
                                              ------------          ------------
     Net property, plant and equipment          87,822,475            82,292,009
                                              ------------          ------------

Other assets, net                               36,038,147            30,848,817
Excess cost over net assets
 of businesses acquired, net                    36,741,556            32,045,645
                                              ------------          ------------
                                              $246,422,066          $223,569,092
                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt       $    634,457          $    481,087
 Accounts payable                               12,375,752            15,300,599
 Accrued expenses                               11,185,086            13,399,851
 Income taxes payable                              793,461               498,860
 Deferred income taxes                          11,429,000            10,788,000
                                              ------------          ------------
     Total current liabilities                  36,417,756            40,468,397
                                              ------------          ------------

Long-term debt, less current installments      100,289,731            83,731,099
Other liabilities, noncurrent                      892,608             1,200,878
Deferred income taxes, noncurrent               12,002,011            12,044,011

Stockholders' equity:
 Common stock of $.01 par value. Authorized
  30,000,000 shares; issued and outstanding
  9,642,040 shares (note 3)                         96,420                92,793
 Additional paid-in capital                     41,153,745            39,200,675
 Retained earnings                              55,569,795            46,831,239
                                              ------------          ------------
     Total stockholders' equity                 96,819,960            86,124,707
                                              ------------          ------------
                                              $246,422,066          $223,569,092
                                              ============          ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)



                                        October 27, 1996    October 29, 1995
                                        ----------------    ----------------
Revenues:
   Rental operations                    $   51,479,639       $  38,769,022
   Direct sales                             14,600,207          13,682,987
                                        ----------------     ---------------
     Total revenues                         66,079,846          52,452,009
                                        ----------------     ---------------

Operating costs and expenses:
   Cost of rental operations                40,779,417          30,881,281
   Cost of direct sales                     12,059,734          11,112,103
   Depreciation and amortization             4,008,594           2,702,189
   General and administrative                1,903,401           1,848,355
                                        ----------------     ---------------
     Total costs and expenses               58,751,146          46,543,928
                                        ----------------     ---------------

     Operating income                        7,328,700           5,908,081

Interest expense                             1,489,272             710,726
Other expense, net                             (10,351)             (8,280)
                                        ----------------     ---------------
     Earnings before income taxes            5,849,779           5,205,635
Income taxes                                 2,223,500           1,888,000
                                        ----------------     ---------------
     Net earnings                       $    3,626,279       $   3,317,635
                                        ================     ===============

Net earnings per common share           $          .37       $         .35
                                        ================     ===============

Weighted average common and common
 equivalent shares outstanding               9,734,740           9,381,681
                                        ================     ===============

Dividends per common share (note 3)     $          .06       $         .05
                                        ================     ===============

See accompanying notes to condensed consolidated financial statements.


                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)


                                             October 27, 1996      October 29, 1995
                                             ----------------      ----------------
Revenues:
   Rental operations                           $151,144,902          $112,561,972
   Direct sales                                  44,109,627            41,304,242
                                               ------------          ------------
        Total revenues                          195,254,529           153,866,214
                                               ------------          ------------

Operating costs and expenses:
   Cost of rental operations                    122,485,137            90,440,529
   Cost of direct sales                          35,830,680            33,835,857
   Depreciation and amortization                 11,527,764             7,885,306
   General and administrative                     6,111,000             5,934,829
                                               ------------          ------------
         Total costs and expenses               175,954,581           138,096,521
                                               ------------          ------------

         Operating income                        19,299,948            15,769,693

Interest expense                                  4,332,348             2,032,895
Other expense, net                                  (59,625)                  405
                                               ------------          ------------
         Earnings before income taxes            15,027,225            13,736,393
Income taxes                                      5,710,500             5,215,000
                                               ------------          ------------
         Net earnings                          $  9,316,725          $  8,521,393
                                               ============          ============

Net earnings per common share                  $        .97          $        .91
                                               ============          ============

Weighted average common and common
 equivalent shares outstanding                    9,605,010             9,361,147
                                               ============          ============

Dividends per common share (note 3)            $        .06          $        .05
                                               ============          ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                                  (UNAUDITED)


                                                                               October 27, 1996      October 29, 1995
                                                                               ----------------      ----------------
Cash flows from operating activities:
  Net earnings                                                                   $  9,316,725          $  8,521,393
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                                11,527,764             7,885,306
      Provision for deferred income taxes                                             599,000             1,445,000
      Disposal of equipment, net of gains and losses                                  (13,931)               56,253
      Changes in assets and liabilities:
        Accounts receivable                                                        (1,082,347)           (1,670,145)
        Inventories                                                                (2,587,978)           (1,621,024)
        Rental garments in service                                                  1,077,869            (1,703,956)
        Prepaid expenses                                                             (542,196)             (252,712)
        Other noncurrent assets                                                      (624,718)              (26,345)
        Accounts payable                                                           (2,924,847)            2,565,184
        Accrued expenses                                                           (2,777,395)            1,067,524
        Income taxes payable                                                          294,601               (42,104)
        Other noncurrent liabilities                                                 (308,270)              667,468
                                                                                 ------------          ------------
          Net cash provided by operating activities                                11,954,277            16,891,842
                                                                                 ------------          ------------
Cash flows from investing activities:
  Acquisition of rental operations                                                (17,247,582)          (11,331,244)
  Purchase of property, plant and equipment                                       (11,151,135)          (16,371,581)
                                                                                 ------------          ------------
          Net cash used by investing activities                                   (28,398,717)          (27,702,825)
                                                                                 ------------          ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options, net                                      1,956,697               109,676
  Dividends paid                                                                     (578,171)             (463,605)
  Increase in long(term debt                                                       15,601,967             3,805,844
                                                                                 ------------          ------------
          Net cash provided by financing activities                                16,980,493             3,451,915
                                                                                 ------------          ------------
          Net increase (decrease) in cash and cash equivalents                        536,053            (7,359,068)


Cash and cash equivalents at beginning of period                                       28,321             7,717,999
                                                                                 ------------          ------------
Cash and cash equivalents at end of period                                       $    564,374          $    358,931
                                                                                 ============          ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $  4,607,000          $  2,182,757
                                                                                 ============          ============
    Income taxes                                                                 $  4,264,000          $  3,793,155
                                                                                 ============          ============


See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
            Nine Months Ended October 27, 1996 and October 29, 1995


Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 27, 1996, and the results of its operations and its cash flows for the nine months ended October 27, 1996 and October 29, 1995 and the results of its operations for the three months ended October 27, 1996 and October 29, 1995. The results of operations for the nine months ended October 27, 1996 are not necessarily indicative of the results to be expected for the full year.



Note 2  Inventories


The following is a summary of inventories at October 27, 1996 and January 28, 1996:


                                   October 27, 1996    January 28, 1996

         Raw materials               $ 3,365,536         $ 4,135,131
         Work in progress              2,228,313           2,503,558
         Finished goods               16,244,093          12,501,732
                                     -----------         -----------
                                      21,837,942          19,140,421

         Less LIFO allowance          (3,915,983)         (3,806,440)
                                     -----------         -----------
                                     $17,921,959         $15,333,981
                                     ===========         ===========

Note 3 Cash Dividend

At its November 25, 1996 Board of Directors meeting the Board declared a $.06 per share cash dividend payable on December 20, 1996 to stockholders of record on December 6, 1996. The $.06 per share dividend was a 20% increase over the prior year.


Note 4 Acquisitions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $564,000 at October 27, 1996 compared to $28,000 at January 28, 1996. At October 27, 1996, the Company had borrowed $29 million under its bank credit facility. The amount of borrowings available under the Company's bank credit facility was $21 million at October 27, 1996. On
November 25, 1996 the Company amended its bank credit facility to increase it to $60 million. The Company's capitalization ratio was 51% at October 27, 1996.

Cash provided by operating activities was $12.0 million for the nine months ended October 27, 1996. Working capital was $49.4 million at October 27, 1996 compared to $37.9 million at January 28, 1996. The increase in working capital was created by higher finished goods inventories, by rental acquisitions and by the reduction of trade payables and accrued expenses. Capital expenditures were $11.2 million through October 27, 1996. Capital expenditures for fiscal 1997 are expected to approximate $18 million.

During the first quarter of fiscal 1997, Unitog Company issued $4.5 million in variable rate tax-exempt Industrial Revenue Bonds which mature in 2020. The bonds bear interest at floating rates based upon market conditions for tax-exempt issues. The bond proceeds were used to repay bank debt which had been incurred to finance facility construction.

During the first quarter of fiscal 1997, the Company acquired a portion of the assets of Central Quality Services Corporation headquartered in Farmington Hills, Michigan for approximately $17 million in cash. The assets acquired were primarily industrial uniform routes and production facilities in central and northern Michigan and eastern Illinois. The acquisition was accounted for as a purchase and the operating results of this acquisition have been included in the consolidated results of the Company since its purchase with an insignificant effect on revenues and net earnings. The acquisition will add approximately $15 million in annual rental revenues.

During the first quarter of fiscal 1997, the Company acquired American Dust Control Co., Inc. in Philadelphia, Pennsylvania in exchange for Unitog Company common stock. The acquisition was accounted for as a pooling-of-interests. The operating results of this acquisition have been included in the consolidated results of the Company since its purchase with an insignificant effect on revenues and net earnings. The acquisition will add approximately $3 million in annual rental revenues. Prior period financial statements were not restated due to immateriality.

In November 1996, the Board of Directors declared a $.06 per share cash dividend payable on December 20, 1996 to stockholders of record on December 6, 1996. The $.06 per share dividend was 20% greater than the semi-annual dividend paid last year and follows a $.06 per share cash dividend paid in June 1996.

Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.

Results of Operations

Third quarter fiscal 1997 compared to third quarter fiscal 1996

Revenues for the third quarter of fiscal 1997 were $66 million, an increase of $14 million or 26% over the comparable period last year. Rental revenues for the quarter were $51 million, an increase of $13 million or 33% over last year. Revenues from recent acquisitions generated the majority of this increase. Michigan operations acquired in November 1995 and March 1996 added $11 million in rental revenues during the quarter. Direct sales for the third quarter of fiscal 1997 were $15 million, an increase of $1 million or 7% over the comparable period last year. The increase in Direct sales was principally due to new image programs with new and existing customers.

Operating income for the third quarter of fiscal 1997 was $7.3 million an increase of $1.4 million or 24% over the comparable period last year. Higher operating contribution from Rental operations created the improvement over last year despite acquisition related assimilation costs.

Net earnings for the third quarter of fiscal 1997 were $3.6 million, an increase of $300,000 or 9% over the comparable period last year. Improved operating contribution from Rental operations created the increase over last year. Net earnings per common share for the third quarter of fiscal 1997 were $.37 per share, an increase of $.02 per share or 6% over the comparable period last year.

Nine months fiscal 1997 compared to nine months fiscal 1996

Revenues for the nine months ended October 27, 1996 were $195 million, an increase of $41 million or 27% over the comparable period last year. Rental revenues for the nine months ended October 27, 1996 were $151 million. Acquired revenues and internal growth created the $38 million or 34% increase in Rental revenues over last year. Direct sales for the first nine months of fiscal 1997 were $44 million, an increase of $3 million or 7% above last year.

Operating income for the nine months ended October 27, 1996 was $19.3 million, an increase of $3.5 million or 22% over last year. Improved operating profitability from both the Rental and Direct sales businesses created the increase in operating income. Depreciation and amortization for the nine months ended October 27, 1996 was $11.5 million, an increase of $3.6 million or 46% over last year. Higher amortization and depreciation related to acquisitions and capital expenditures created this increase.

Net earnings for the nine months ended October 27, 1996 were $9.3 million, an increase of $800,000 or 9% higher than the comparable period last year. Increased profitability from both business segments created the earnings improvement. Net earnings per share were $.97 for the nine months ended October 27, 1996, an increase of $.06 per share or 7% over the comparable period last year.


                           FORWARD LOOKING STATEMENTS

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996 and in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 1996.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.

       4(a) Amendment No. 4 to Loan and Letter of Credit Reimbursement
            Agreement, dated November 25, 1996, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.

      27    Financial Data Schedule for the nine months ended October 27, 1996.

   (b)  Reports on Form 8-K.

        Unitog Company has not filed any reports on Form 8-K during the quarter ended October 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitog Company




Dated:  December 9, 1996               By:  /S/ J. Craig Peterson
                                            ----------------------
                                            J. Craig Peterson
                                            Senior Vice-President of
                                            Finance and Administration,
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

                                AMENDMENT NO. 4
                                ---------------
                         TO LOAN AND LETTER OF CREDIT
                         ----------------------------
                            REIMBURSEMENT AGREEMENT
                            -----------------------


     THIS AMENDMENT NO. 4 ("Amendment") is made effective as of the 25th day of November, 1996, among UNITOG COMPANY, a Delaware corporation (the "Company"), UNITOG RENTAL SERVICES, INC., a California corporation ("Rental") (Company and Rental being sometimes collectively referred to herein as the "Borrowers" or individually as a "Borrower"), UMB Bank, n.a., Kansas City, Missouri, a national banking association ("UMB"), HARRIS TRUST AND SAVINGS BANK, Chicago, Illinois, an Illinois banking corporation ("Harris"), NBD BANK, Detroit, Michigan, a Michigan banking corporation ("NBD") (UMB, Harris and NBD being sometimes collectively referred to herein as the "Banks" or individually as a "Bank") and UMB Bank, n.a., Kansas City, Missouri, a national banking association, as agent for the Banks herein (in such capacity, the "Agent").


                                   RECITALS
                                   --------


     WHEREAS, the Borrowers, the Banks and the Agent entered into a Loan and Letter of Credit Reimbursement Agreement (the "Agreement") dated September 10, 1993, the terms of which were modified and amended by Amendment No. 1 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 1") dated December 29, 1994, and further modified and amended by Amendment No. 2 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 2") dated November 9, 1995, and Amendment No. 3 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 3") dated effective February 1, 1996, each executed by the Borrowers, the Banks and the Agent (the Agreement, as modified and amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3 herein the "Loan Agreement"); and

     WHEREAS, pursuant to the Loan Agreement the Banks agreed to provide revolving loans to the Borrowers of up to Fifty Four Million Five Hundred Sixty One Thousand Six Hundred Forty Four Dollars ($54,561,644); and

     WHEREAS, the Borrowers have requested an increase in the amount of revolving loans available under the Loan Agreement to Sixty Four Million Five Hundred Sixty One Thousand Six Hundred Forty Four Dollars ($64,561,644) and the Banks have agreed to such request, subject to the terms and conditions of this Agreement.

     NOW, THEREFORE, in consideration of the premises and the mutual promises contained herein, the parties mutually agree as follows:

     1. Amendment to Section 1.2 of the Loan Agreement. Section 1.2 of the Loan Agreement is amended as follows:

          a. The amounts of the revolving credit commitments of the Banks set forth in the definition of "Revolving Credit Commitments" are deleted and replaced with the following: (i) Twenty Five Million Eight Hundred Twenty Four Thousand Six Hundred Fifty Eight Dollars ($25,824,658), in the case of UMB, and
(ii) Nineteen Million Three Hundred Sixty Eight Thousand Four Hundred Ninety Three Dollars ($19,368,493), in the case of Harris, and (iii) Nineteen Million Three Hundred Sixty Eight Thousand Four Hundred Ninety Three Dollars ($19,368,493), in the case of NBD.

     2. Condition Precedent. For and in consideration of Banks' agreements to increase the amounts of their respective Revolving Credit Commitments, and as a condition precedent thereto, Borrowers agree to pay Banks a fee of Thirty Seven Thousand Five Hundred Dollars ($37,500.00), receipt of which is hereby acknowledged, such fee to be allocated among the Banks in accordance with their Pro Rata Share.

     3. Restatement of Section 12.8 of the Loan Agreement. Borrowers restate and affirm the provisions of Section 12.8 of the Loan Agreement.

     4. Third Amended and Restated Master Credit Revolving Note. Borrowers agree to execute and deliver to each of the Banks a Third Amended and Restated Master Revolving Credit Note ("Third Amended Note") in the form of Exhibit C attached hereto and incorporated herein by reference payable to each of the Banks in accordance with the amount of their respective Revolving Credit Commitments as increased hereunder. Following the execution and delivery of the Third Amended Note to each Bank, the Third Amended Note shall evidence all the indebtedness evidenced by Second Amended and Restated Master Revolving Credit Note executed and delivered to such Bank by Borrower dated February 1, 1996, which shall then be marked "Modified pursuant to that certain Fourth Amended and Restated Master Revolving Credit Note, dated [the date hereof]" and returned to Borrowers. Exhibit C to the Loan Agreement shall be deleted and replaced in its entirety by Exhibit C hereto.

     5. No Other Modifications. Except as hereby modified and amended, all of the terms, conditions and covenants contained in the Loan Agreement shall remain in full force and effect.

     6. Representations and Warranties. The Borrowers hereby represent and warrant that:

          a. The representations and warranties contained in the Loan Agreement and in each certificate or document furnished by the Borrowers and delivered therewith are true and correct in all material respects on and as of the date hereof as though made on and as of the date hereof;

          b. No Event of Default, and to the Borrowers' knowledge no event which with the passage of time or the giving of notice or both could become an Event of Default, exists on the date hereof, and no offsets or defenses exist against their obligations under the Loan Agreement or the documents delivered in connection therewith;

          c. This Amendment has been duly authorized, executed and delivered so as to constitute the legal, valid and binding obligation of the Borrowers, enforceable in accordance with its terms, except as the same may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditor's rights generally and general principles of equity;

          d. The execution, delivery and performance of this Amendment will not violate any applicable provision of law or judgment, order or regulation of any court or of any public or governmental agency or authority nor conflict with or constitute a breach of or a default under any instrument to which the Borrowers are a party or by which the Borrowers or the Borrower's properties is bound nor result in the creation of any lien, charge or encumbrance upon any assets of the Borrowers.

     7.   Miscellaneous.

          a.  The laws of the State of Missouri shall govern this Amendment.

          b. This Amendment shall be binding on the parties hereto and their respective successors and assigns, and shall inure to the benefits of the parties hereto.

          c. This Amendment may be executed in any number of counterparts, all of which when taken together shall constitute but one agreement and any of the parties hereto may execute this Amendment by signing any such counterpart.

          d. Section captions used in this Amendment are for convenience only and shall not affect the construction of this Amendment.

          e. Capitalized terms used herein and not specifically herein defined shall have the meanings ascribed in the Loan Agreement.

     8.   Statutory Statement.  (Mo. Rev. Stat. (S) 432.045)

               ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING PAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT BORROWERS AND BANKS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING AND THE DOCUMENTS REFERRED TO HEREIN, WHICH ARE THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.



                     [THIS SPACE LEFT INTENTIONALLY BLANK]

     IN WITNESS WHEREOF, the Borrowers, the Banks and the Agent have caused this Amendment No. 4 to be executed by their respective officers duly authorized as of the dates written beside their respective names below.

DATE:  11-25-96                        UNITOG COMPANY


                                       By: /s/ J. Craig Peterson
                                           -----------------------------------
                                               Name:  J. Craig Peterson
                                               Title: Chief Financial Officer

DATE: 11-25-96                         UNITOG RENTAL SERVICES, INC.


                                       By: /s/ J. Craig Peterson
                                           -----------------------------------
                                               Name:  J. Craig Peterson
                                               Title: Chief Financial Officer

DATE: 11-27-96                         UMB BANK, N.A.
                                       Individually and as Agent


                                       By: /s/ David A. Proffitt
                                           -----------------------------------
                                               Name:  David A. Proffitt
                                               Title: Sr. V.P.

DATE: 12-3-96                          NBD BANK


                                       By: /s/ Thomas A. Levasseur
                                           -----------------------------------
                                               Name:  Thomas A. Levasseur
                                               Title: Vice President

DATE: 12-3-96                          HARRIS TRUST AND SAVINGS BANK


                                       By: /s/ Len E. Meyer
                                           -----------------------------------
                                               Name:  Len E. Meyer
                                               Title: Vice President

                                   EXHIBIT C

                          THIRD AMENDED AND RESTATED
                         MASTER REVOLVING CREDIT NOTE

$__,___,___.00 and Interest                               _______________, 1996

PAYMENTS, DISBURSEMENTS AND INTEREST

     FOR VALUE RECEIVED, the undersigned each (the "undersigned" means each maker and each jointly and severally agrees to all the provisions hereunder) promise to pay to the order of _______________________________________________________ (hereinafter called
"Bank"), at its main office, on September 8, 1999, the principal sum of _________________________________ and no/100 Dollars ($____________) or such other lesser amount as shall be noted on the Schedule of Disbursements and Payments of Principal and Interest included herein or attached hereto pursuant to the authority set forth herein, together with interest on the unpaid principal balance hereof from time to time outstanding from date(s) of disbursement until paid, at the rate or rates as provided in that certain Loan and Letter of Credit Reimbursement Agreement ("Agreement") between the undersigned, the Bank and others dated September 10, 1993, as amended and modified by Amendment No. 1 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 1") dated December 29, 1994 between the undersigned, the Bank and others, by Amendment No. 2 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 2") dated November 9, 1995 between the undersigned, the Bank and others, by Amendment No. 3 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No. 3") dated effective February 1, 1996 between the undersigned, the Bank and others, and by Amendement No. 4 to Loan and Letter of Credit Reimbursement Agreement ("Amendment No.4") (the Agreement, as modified and amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 hereinafter the "Loan Agreement"), the provisions of which are incorporated herein by reference, and adjusted from time to time as provided in said Loan Agreement, with all accrued interest payable quarterly or as otherwise provided in the Loan Agreement. Unless provided in the Loan Agreement to the contrary, all payments shall be applied first to payment of accrued interest, and then to reduction of the principal sum due hereunder. This note shall bear interest after maturity, whether by reason of acceleration or otherwise, at a rate of interest equal to two percent (2%) in excess of the rate otherwise then in effect until paid in full or cured and such interest shall be compounded annually if not paid annually. All or any part of the outstanding principal balance hereof may be paid prior to maturity and the undersigned may from time to time until maturity receive, except as limited by said Loan Agreement, further disbursements hereunder; provided, however, the aggregate amount of all principal amounts outstanding hereunder shall at no time exceed the face amount hereof; and provided further, that each and every disbursement made under this THIRD AMENDED AND RESTATED MASTER REVOLVING CREDIT NOTE shall be made pursuant to and governed by the terms of the Loan Agreement. The principal amount due hereunder shall be the last amount stated to be the Unpaid Principal Balance of Note on the Schedule of Disbursements and Payments of Principal and Interest from time to time to evidence payments and disbursements hereunder. The statements on such schedules shall be rebuttably presumed to be correct. The Bank is hereby directed by the undersigned to credit all future advances in the manner provided for in the Loan Agreement and the undersigned agrees that the Bank or holder hereof may make advances, at its discretion, upon oral or written instructions of any of the undersigned, or any other person(s) duly authorized by either of the undersigned.

ACCELERATION AND EVENTS OF DEFAULT

     Upon the occurrence of any of the events of default defined in Section 8 of the Loan Agreement the provisions of which are hereby incorporated by reference, then this note and all other obligations of each of the undersigned to the holder shall, subject to the terms of Section 9 of the Loan Agreement, immediately become due and payable in accordance with the terms of said Loan Agreement.

MISSOURI LAW

     The interpretation of this instrument and the rights and remedies of the parties hereto shall be governed by the laws of the State of Missouri.

COLLECTION EXPENSES

     To the extent permitted by applicable law, the undersigned agrees to pay all expenses of the holder in collecting this note and enforcing all rights with respect hereto including reasonable attorneys' fees.

DEMAND, NOTICE, ENDORSERS, GUARANTORS AND SURETIES

     Demand for payment, notice of nonpayment, protest, dishonor, diligence and suit are hereby waived by all parties liable hereon.

NO WAIVERS

     Any failure by the holder hereof to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any other time and from time to time thereafter.

HEADINGS

     All headings or titles appearing in this note are used as a matter of convenience only and shall not affect the interpretation of the provisions hereof.

                                       UNITOG COMPANY


                                       By:_________________________________

                                       Title:______________________________

                                       UNITOG RENTAL SERVICES, INC.


                                       By:_________________________________

                                       Title:_____________________________