Form 10-K405
period 1997-01-26
UNITOG CO
filed 1997-04-22
CIK 101909

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 26, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to ________.

Commission File Number: 0-6643
                        ------

                                UNITOG COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)
                      Delaware                            44-0529828
               ------------------------               ------------------
           (State or other jurisdiction of            (IRS Employer
           incorporation or organization)             Identification No.)

101 West 11th Street, Kansas City, Missouri                64105
-------------------------------------------             ----------
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

     The aggregate market value of voting stock held by non-affiliates of the registrant was $164,120,621 as of March 1, 1997.

     As of April 18, 1997, Unitog Company had 9,644,767 shares of common stock outstanding.

     Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended January 26, 1997. Part III incorporates information by reference from the registrant's definitive proxy statement, dated April 22, 1997.

                                     PART I

Item l.  Business.

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

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997, page 25.

B.   Narrative description of business.

General

     The Company is a leading provider of high quality uniform rental services to a variety of industries and sells custom-designed uniforms primarily to national companies in connection with their corporate image programs. The Company manufactures substantially all the uniforms it rents or sells. The Company provides national uniform programs for many of the largest companies in the United States on both a rental and direct sale basis. In addition, the Company believes it is one of the largest suppliers of uniforms to employees of the United States Postal Service. Rental operations accounted for 77.9%, 73.8% and 70.6% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. Uniform Direct Sales accounted for the remaining revenues.

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

     The Company provides rental services in 55 markets to customers in 32 states, plus the province of Ontario, Canada. Rental services are provided through industrial laundry facilities at which the cleaning and processing of garments is performed. In addition, the Company operates sales and service branches which serve as sales offices and warehouse and distribution sites, allowing the Company to provide rental services to customers in geographic areas outside of the immediate area of an industrial laundry facility.

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

Direct Sales

     The Company has 65 years of experience in supplying custom-designed uniforms to national customers in connection with corporate image programs. A majority of the Company's Direct Sales are to companies in diverse industries, including automotive services, petroleum, brewing, soft drink bottling and transportation industries. The Company believes that it has remained a leader in uniform sales by consistently offering superior program management, prompt order fulfillment and high quality uniforms in a variety of styles, colors and fabrics.

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

     The Company has sold uniforms to employees of the United States Postal Service under the Brookfield label for over 40 years.

The Postal Service provides an annual allotment ranging from $54.00 to $341.00 to each postal employee for uniform purchases. The individual employee is then free to select uniforms from any supplier approved by the Postal Service. Payment is made by the Postal Service directly to the Company to the extent of the employee's allotment and any excess is paid directly by the employee.

Sales and Marketing

     The Company considers its target market to be national and regional customers seeking improved image and employee recognition as well as higher levels of product quality and customer service.

     The selling efforts of the Rental and Direct Sales forces are combined under common regional sales managers, creating a company-wide marketing approach to maximize cross-selling opportunities by identifying customers' needs, whether rental or direct sale, and working to satisfy those needs. Unitog believes the combined selling effort results in a more professional sales team, upgraded sales training and improved salesperson productivity.

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

Environmental Matters

     The Company is subject to various federal, state and local laws involving environmental matters, including laws requiring the investigation and remediation of environmental contamination. The Company currently has environmental matters pending with respect to contamination at three of its plants.

     Volatile organic compound contamination has been detected in the soil and groundwater at the Company's Whittier, California rental plant. The plant is located in the Suburban Operable Unit of the San Gabriel Valley Federal Superfund site. The Company has cleaned up the soil at the plant and, based on groundwater testing done to date, does not believe groundwater cleanup will be required at the Company's plant. The Company received correspondence from the United States Department of Justice, Environment and Natural Resources Division ("Justice Department") and from the state of California stating that the Company and three other unrelated entities are potentially responsible parties and are jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for all costs incurred by the government with respect to the Suburban Operable Unit. The government is claiming that the total amount of costs incurred to date plus the present value of future monitoring costs at the site is approximately $4.2 million. The Company has entered into tolling agreements with the Justice Department and the state of California that stop the running of any statute of limitations to give the parties time to discuss issues related to the claims. At this time, it is not possible to estimate the Company's exposure with respect to the federal and state claims for reimbursement.

     The Company's Tempe, Arizona rental plant is located in the South Indian Bend Wash Federal Superfund site. The Company, along with unrelated parties, has been designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party under CERCLA with respect to the Tempe site. The Company entered into a Consent Order with EPA requiring a soil and groundwater investigation at the Tempe plant. Test results at the Tempe plant indicate that volatile organic compound contamination is present in the soil, necessitating soil remediation. Additional periodic groundwater testing is expected. The Company's estimate of the expense related to the investigation and remediation of the contamination at the Company's Tempe plant has been accrued and charged to operating expense.

     Test results at the Company's Minneapolis, Minnesota rental plant indicate that volatile organic compound contamination is present in the soil and groundwater there. The Company has begun soil and groundwater remediation at the Minneapolis plant. The Company's estimate of the expense related to the investigation and remediation of the contamination at the Company's Minneapolis plant has been accrued and charged to operating expense.

     The Company is also subject to federal, state and local laws governing the use and disposal of various wastes, including wastewater from its washing processes. The Company has a continuing program to upgrade wastewater treatment processes, where necessary, to avoid improper disposal. Although the Company is subject to administrative and judicial proceedings from time to time involving wastewater discharge matters, the Company does not believe that costs incurred in connection with wastewater compliance will have a material adverse effect on the consolidated financial position of the Company.

Executive Officers of the Company

     Certain information about the executive officers of the Company is set forth below.

                                        Principal Occupation for
Name                Age                     Last Five Years
----                ---   ------------------------------------------------------

Randolph K. Rolf     55   Mr. Rolf has served as Chairman of the Board since
                          May 1991 and as a Director of the Company since 1986.
                          He has served as its President and Chief Executive
                          Officer since May 1988.

J. Craig Peterson    44   Mr. Peterson has served as the Company's Executive
                          Vice President - Chief Administrative and Financial
                          Officer since January 1997. From July 1991 until
                          January 1997 he was Senior Vice President - Finance and Administration and Chief Financial Officer.

Terence C. Shoreman  42   Mr. Shoreman has served as the Company's Executive
                          Vice President and Chief Operating Officer since
                          January 1996. From May 1993 to January 1996 he was
                          Senior Vice President - Rental Operations. From
                          December 1989 to May 1993 he was a Vice President of the Company's rental subsidiary.

G. Jay Arrowsmith    49   Mr. Arrowsmith has served as the Company's Vice
                          President - Manufacturing and Distribution since
                          August 1995. From August 1994 to August 1995, he was
                          Vice President - Manufacturing. From March 1994 to
                          August 1994 he was a Vice President - Manufacturing for Fruit of the Loom. Prior to that time he was Sewing Operations Manager for Jostens Sportswear.

                                        Principal Occupation for
Name                Age                     Last Five Years
----                ---   ------------------------------------------------------

Robert M. Barnes     39   Mr. Barnes has served as Vice President, General
                          Counsel and Secretary of the Company since May 1994.
                          From January 1990 until May 1994, he was General
                          Counsel and Secretary of the Company.

Ronald J. Harden     54   Mr. Harden has served as the Company's Controller
                          since 1981.

Employees

     The Company had 4,431 full-time employees as of January 26, 1997.

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

     Location                             Type of Facility
     --------                             ----------------

Birmingham, Alabama.................... Processing Plant
Decatur, Alabama*...................... Processing Plant
Gadsden, Alabama*...................... Sales and Service Branch
Stevenson, Alabama*(1)................. Manufacturing and
                                            Distribution Facility
Tempe, Arizona......................... Processing Plant
Fort Smith, Arkansas................... Manufacturing Facility
Long Beach, California................. Processing Plant
Long Beach, California................. Processing Plant
North Hollywood, California*........... Sales and Service Branch
Ontario, California.................... Sales and Service Branch
                                            and Distribution Center
San Diego, California.................. Processing Plant
Union City, California*................ Processing Plant
Whittier, California................... Processing Plant
Colorado Springs, Colorado*............ Sales and Service Branch
Denver, Colorado*...................... Sales and Service Branch
Greeley, Colorado...................... Processing Plant

     Location                              Type of Facility
     --------                              ----------------

Atlanta, Georgia*...................... Processing Plant
Freeport, Illinois*.................... Sales and Service Branch
Villa Park, Illinois................... Processing Plant
Ft. Wayne, Indiana..................... Sales and Service Branch
Goshen, Indiana*....................... Processing Plant
Indianapolis, Indiana*................. Sales and Service Branch
Muncie, Indiana........................ Processing Plant
Cedar Rapids, Iowa*.................... Sales and Service Branch
Charles City, Iowa*.................... Processing Plant
Des Moines, Iowa*...................... Sales and Service Branch
Glenwood, Iowa......................... Processing Plant
Battle Creek, Michigan................. Sales and Service Branch
Bay City, Michigan*.................... Sales and Service Branch
Detroit, Michigan...................... Processing Plant
Detroit, Michigan...................... Garage
Detroit, Michigan...................... Sales and Service Branch
Flint, Michigan........................ Sales and Service Branch
Grand Rapids, Michigan................. Sales and Service Branch
Lansing, Michigan*..................... Sales and Service Branch
Port Huron, Michigan*.................. Sales and Service Branch
Traverse City, Michigan*............... Processing Plant
Duluth, Minnesota...................... Processing Plant
Eagan, Minnesota....................... Processing Plant
Minneapolis, Minnesota................. Processing Plant
Concordia, Missouri*................... Manufacturing Facility
Kansas City, Missouri*................. Corporate Offices
Kansas City, Missouri.................. Processing Plant and
                                             Distribution Center
St. Charles, Missouri.................. Manufacturing Facility
University City, Missouri.............. Processing Plant
Warrensburg, Missouri.................. Manufacturing Facility
                                             and Distribution Center
Warsaw, Missouri....................... Manufacturing Facility
North Las Vegas, Nevada................ Processing Plant
Charlotte, North Carolina*............. Sales and Service Branch
Brecksville, Ohio*..................... Sales and Service Branch
Lima, Ohio*............................ Sales and Service Branch
Springfield, Ohio*..................... Sales and Service Branch
Toledo, Ohio*(1)....................... Processing Plant
Oklahoma City, Oklahoma*............... Sales and Service Branch
Bloomsburg, Pennsylvania*.............. Processing Plant
Bristol, Pennsylvania.................. Processing Plant
Exton, Pennsylvania.................... Processing Plant
Memphis, Tennessee*.................... Sales and Service Branch
Nashville, Tennessee*.................. Sales and Service Branch
Dallas, Texas*......................... Processing Plant

        Location                          Type of Facility
        --------                           ----------------

Houston, Texas*........................ Processing Plant
New Braunfels, Texas*.................. Sales and Service Branch
Mississauga, Ontario, Canada........... Processing Plant
La Ceiba, Honduras*.................... Manufacturing Facility
___________________________

* Leased for various terms expiring from fiscal 1998 to fiscal 2006. The Company expects that it will be able to renew or replace its leases on satisfactory terms. Except as otherwise noted, all other properties are owned.
(1)  Includes an option to purchase upon payment of a nominal amount.

Item 3.  Legal Proceedings.

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury, employment claims and environmental matters as described in Item 1 above. Based on information currently available, the Company does not believe its costs with respect to pending legal matters will have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of matters to a vote of security holders.

         None.


                                    PART II

Item 5. Market for the registrant's common equity and related stockholder matters.

     Information incorporated herein by reference from the information provided under the caption "Common Stock Information" and "Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997, page 28.

     Dividends on the outstanding common stock totaled $.12 and $.10 per share in fiscal 1997 and 1996, respectively, and are paid semi-annually. The Company's principal credit agreements contain certain restrictions on dividends. At January 26, 1997, the Company had $28.4 million in unrestricted stockholders' equity available to pay future dividends.

     On March 29, 1996, American Dust Control Co., Inc., a company engaged in the entrance mat rental business in Philadelphia, Pennsylvania ("American Dust"), was acquired by the Company pursuant to an Agreement and Plan of Merger. Pursuant to the merger, stockholders of American Dust received a total of 266,590 shares of stock of Unitog Company. The Company relied on Section 4(2) of the

Securities Act of 1933 in issuing the shares based on statements made by the stockholders of American Dust to the effect that each was an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933.

Item 6.  Selected financial data.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997, page 27.

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997, pages 8 - 11.

                           Forward-Looking Statements
                           --------------------------

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials; strikes and unemployment levels; demand and price for the Company's products and services; and the outcome of pending and future litigation and environmental matters.

Item 8.  Financial statements and supplementary data.

         Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997, pages
12 - 26.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

          None.

                                 PART III

Item 10.  Directors and executive officers of the registrant.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the captions "Nominees for Three-Year Terms" and "Continuing Directors", pages 4 and 5, "Section 16(a) Beneficial Ownership Reporting Compliance", page 6, and from Item 1, "Executive Officers of the Company", in Part I hereof.

Item 11.  Executive compensation.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the captions "Compensation of Directors" and "Executive Compensation and Other Information", pages 6 - 12, except information under the captions "Board Compensation Committee Report on Executive Compensation" and "Total Market Return" are not incorporated herein by reference.

Item 12.  Security ownership of certain beneficial owners and management.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management", pages 2 and 3.

Item 13.  Certain relationships and related transactions.

     Not applicable.

                                    PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K.

(a)  Documents filed as part of the report:

1. Financial Statements (incorporated by reference from pages 12 - 26 of the Company's Annual Report to Stockholders for the fiscal year ended January 26, 1997).

-    Independent Auditors' Report.
-    Consolidated Balance Sheets--January 26, 1997 and January 28, 1996.
- Consolidated Statements of Earnings--Years ended January 26, 1997, January 28, 1996 and January 29, 1995.
- Consolidated Statements of Stockholders' Equity--Years ended January 26, 1997, January 28, 1996 and January 29, 1995.

- Consolidated Statements of Cash Flows--Years ended January 26, 1997, January 28, 1996 and January 29, 1995.
-    Notes to Consolidated Financial Statements.

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

4(f) Amendment No. 3 to Loan and Letter of Credit Reimbursement Agreement, dated February 1, 1996, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(f) of Annual

          Report on Form 10-K for fiscal year ended January 28, 1996).

4(g) Amendment No. 4 to Loan and Letter of Credit Reimbursement Agreement, dated November 25, 1996, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(a) to Quarterly Reports on Form 10-Q for the quarterly period ended October 27, 1996).

4(h) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995 (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(i) Note Agreement, dated as of October 15, 1995, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

10(a)*    Unitog Company 1992 Stock Option Plan (incorporated by reference to
          Exhibit 10(d) to registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1992).

10(b)* Amendment No. 1 to Unitog Company 1992 Stock Option Plan (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for fiscal year ended January 30, 1994).

10(c)*    Description of Management Incentive Plan.

10(d)* Unitog Company Outside Director Fee/Stock Program (incorporated by reference to Exhibit B to registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 26, 1997.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant's Annual Report on Form 10-K for fiscal year ending January 28, 1996).

23        Consent of independent public accountant.

27        Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last fiscal quarter.


                        UNITOG COMPANY AND SUBSIDIARIES

                  Index to Consolidated Financial Statements


                                     INDEX


                                                            Page Reference
                                                            Annual Report
                                                                  to
                                                            Stockholders
                                                            ------------
Independent Auditors' Report                                      12

Financial Statements:

  Consolidated Balance Sheets--January
   26, 1997 and January 28, 1996                                  13

  Consolidated Statements of Earnings--
   Years Ended January 26, 1997, January
   28, 1996 and January 29, 1995                                  14

  Consolidated Statements of Stockholders'
   Equity--Years Ended January 26, 1997,
   January 28, 1996 and January 29, 1995                          14

  Consolidated Statements of Cash Flows--
   Years Ended January 26, 1997, January
   28, 1996 and January 29, 1995                                  15

  Notes to Consolidated Financial Statements                   16 - 26

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITOG COMPANY


                               By:  /s/ Randolph K. Rolf
                                  --------------------------------
                                  Randolph K. Rolf
                                  Chairman, President and Chief
                                  Executive Officer
                                  April 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                    Date
---------                           -----                    ----

/s/ Randolph K. Rolf             Chairman, President    April 21, 1997
--------------------------       and Chief Executive
Randolph K. Rolf                 Officer



/s/ J. Craig Peterson            Senior Vice President  April 21, 1997
--------------------------       Finance and Adminis-
J. Craig Peterson                tration and Chief
                                 Financial Officer



/s/ Ronald J. Harden             Controller             April 21, 1997
--------------------------
Ronald J. Harden


Signature                           Title                    Date
---------                           -----                    ----


/s/ G. Kenneth Baum              Director              April 21, 1997
--------------------------
G. Kenneth Baum



/s/ John W. Caffry               Director              April 21, 1997
--------------------------
John W. Caffry



/s/ D. Patrick Curran            Director              April 21, 1997
--------------------------
D. Patrick Curran



/s/ Robert F. Hagans             Director              April 21, 1997
--------------------------
Robert F. Hagans



/s/ David B. Sharrock            Director              April 21, 1997
---------------------
David B. Sharrock



/s/ William D. Thomas            Director              April 21, 1997
--------------------------
William D. Thomas



                               INDEX TO EXHIBITS



Exhibit
Number                     Exhibit
-------                    -------

3(a) Second Restated Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit 3(i) of Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995).

3(b) Fourth Amended and Restated Bylaws and amendment thereto (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended July 30, 1995).

4(a) Specimen common stock certificate (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (SEC No. 33-59628)).

4(b) Reference is made to the Fourth Article of the Second Restated Certificate of Incorporation (Exhibit
          3(a) hereto), and Sections 9, 47, 48, 49 and 50 of the
          Fourth Amended and Restated Bylaws, as amended
          (Exhibit 3(b) hereto).

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
          N.A., Harris Trust and Savings Bank and


Exhibit
Number                     Exhibit
-------                    -------

          NBD Bank, N.A. (incorporated by reference to
          Exhibit 4(c) of Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(f)      Amendment No. 3 to Loan and Letter of Credit
          Reimbursement Agreement, dated February 1, 1996, among Unitog Company, Unitog Rental Services, Inc.,
          UMB Bank, N.A., Harris Trust and Savings Bank and
          NBD Bank, N.A. (incorporated by reference to Exhibit
          4(f) of Annual Report on Form 10-K for fiscal year ended January 28, 1996).

4(g)      Amendment No. 4 to Loan and Letter of Credit
          Reimbursement Agreement, dated November 25, 1996, among Unitog Company, Unitog Rental Services, Inc.,
          UMB Bank, N.A., Harris Trust and Savings Bank and
          NBD Bank, N.A. (incorporated by reference to Exhibit
          4(a) to Quarterly Reports on Form 10-Q for the quarterly period ended October 27, 1996).

4(h)      Note Agreement, dated as of December 1, 1993, among
          Unitog Company, Unitog Rental Services, Inc. and
          Metropolitan Life Insurance Company and First
          Amendment thereto, dated as of October 15, 1995
          (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(i) Note Agreement, dated as of October 15, 1995, among Unitog Company, Unitog Rental Services,
          Inc. and Metropolitan Life Insurance Company
          (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

10(a)* Unitog Company 1992 Stock Option Plan (incorporated by reference to Exhibit 10(d) to registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 26, 1992).

10(b)*    Amendment No. 1 to Unitog Company 1992 Stock Option
          Plan (incorporated by reference to Exhibit 10(d) to registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

10(c)*    Description of Management Incentive Plan.


Exhibit
Number                     Exhibit
-------                    -------
10(d)*    Unitog Company Outside Director Fee/Stock Program
          (incorporated by reference to Exhibit B to
          registrant's definitive proxy statement for its
          1995 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 26, 1997.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 28, 1996).

23        Consent of independent public accountant.

27        Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last fiscal quarter.