Form 10-Q
period 1997-04-27
UNITOG CO
filed 1997-06-10
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1997.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _________________.
Commission file number: 0-6643

                                UNITOG COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                              44-0529828
-----------------------------------------       --------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

101 W. 11th Street, Kansas City, MO                            64105
-----------------------------------------       --------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (816) 474-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X           No
                       ---------          --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       As of April 27, 1997, the registrant had 9,644,767 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                         Page Number

ITEM 1.    Financial Statements

           (1) Condensed Consolidated Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets as of April 27, 1997
               and January 26, 1997.                                                           3

               Condensed Consolidated Statements of Earnings for the Three
               Months ended April 27, 1997 and April 28, 1996.                                 4

               Condensed Consolidated Statements of Cash Flows for the Three
               Months ended April 27, 1997 and April 28, 1996.                                 5

           (2) Notes to Condensed Consolidated Financial Statements.                           6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                              7

PART II. - OTHER INFORMATION

ITEM I.    Legal Proceedings                                                                   9

ITEM 6.    Exhibits and Reports on Form 8-K                                                    9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 27, 1997 and January 26, 1997
                                  (unaudited)

 ASSETS                                       April 27, 1997   January 26, 1997
                                              --------------   ----------------

Current assets:
   Cash and cash equivalents                    $  1,269,539    $     31,307
   Accounts receivable, less allowance
    for doubtful receivables of $1,176,000 and
       $1,240,000, respectively                   28,499,325      28,090,702
   Inventories (note 2)                           18,201,667      17,525,175
   Rental garments in service, net                39,735,870      40,329,880
   Prepaid expenses                                1,597,919       1,375,210
                                                ------------    ------------
         Total current assets                     89,304,320      87,352,274
                                                ------------    ------------

Property, plant and equipment, at cost           166,526,922     161,351,786
   Less accumulated depreciation                  68,558,706      66,554,486
                                                ------------    ------------
         Net property, plant and
          equipment                               97,968,216      94,797,300
                                                ------------    ------------

Other assets, net                                 33,887,537      35,120,442
Excess cost over net assets of
 businesses acquired, net                         37,698,817      37,294,970
                                                ------------    ------------
                                                $258,858,890    $254,564,986
                                                ============    ============


 LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current installments of long-term
    debt                                        $  2,050,072    $  2,046,821
   Accounts payable                               14,166,690      13,820,339
   Accrued expenses                               11,931,018      11,369,557
   Accrued and deferred income taxes
    payable                                       12,383,586      10,880,382
                                                ------------    ------------
         Total current liabilities                40,531,366      38,117,099
                                                ------------    ------------

Long-term debt, less current
 installments                                    102,232,750     103,524,014
Deferred income taxes and other
 liabilities                                      13,959,120      13,819,237


Stockholders' equity:
   Common stock of $.01 par value.
    Authorized 30,000,000 shares; issued and
      outstanding 9,644,767 shares                    96,448          96,439
   Additional paid-in capital                     41,238,827      41,202,740
   Retained earnings                              60,800,379      57,805,457
                                                ------------    ------------
         Total stockholders' equity              102,135,654      99,104,636
                                                ------------    ------------
                                                $258,858,890    $254,564,986
                                                ============    ============


See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              Three Months Ended April 27, 1997 and April 28, 1996
                                  (unaudited)

                                                  April 27, 1997  April 28, 1996
                                                  --------------  --------------
Revenues:
  Rental operations                                 $54,031,073     $48,430,562
  Direct sales                                       14,878,908      15,504,301
                                                    -----------     -----------
     Total revenues                                  68,909,981      63,934,863
                                                    -----------     -----------

Operating costs and expenses:
  Cost of rental operations                          43,822,357      39,893,480
  Cost of direct sales                               12,236,555      12,440,956
  Depreciation and amortization                       4,158,348       3,650,384
  General and adminstrative                           2,449,048       2,176,447
                                                    -----------     -----------
     Total costs and expenses                        62,666,308      58,161,267
                                                    -----------     -----------


     Operating income                                 6,243,673       5,773,596

Interest expense                                      1,455,375       1,343,596
Other expense (income), net                             (47,974)        (23,077)
                                                    -----------     -----------
     Earnings before income taxes                     4,836,272       4,453,077
Income taxes                                          1,837,000       1,692,000
                                                    -----------     -----------
     Net earnings                                   $ 2,999,272     $ 2,761,077
                                                    ===========     ===========

Net earnings per common share                       $       .31     $       .29
                                                    ===========     ===========

Weighted average common and common equivalent
  shares outstanding                                  9,705,987       9,435,093
                                                    ===========     ===========

Dividends per common share (note 3)                 $        --     $        --
                                                    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended April 27, 1997 and April 28, 1996
                                  (unaudited)



                                                                   April 27, 1997                April 28, 1996
                                                                   --------------                --------------
Cash flows from operating activities:
 Net earnings                                                      $   2,999,272                 $   2,761,077
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                                       4,158,348                     3,650,384
   Provision for deferred income taxes                                   154,000                     1,180,000
   Disposal of equipment, net of gains and losses                         52,852                        12,797
   Changes in assets and liabilities:
     Accounts receivable                                                (408,623)                      278,219
     Inventories                                                        (676,492)                   (1,471,890)
     Rental garments in service                                       1 ,058,456                       481,963
     Prepaid Expenses                                                   (222,709)                     (881,550)
     Other noncurrent assets                                             981,886                       254,805
     Accounts payable                                                    346,351                    (1,975,779)
     Accrued expenses                                                    486,462                    (1,362,943)
     Income taxes payable                                              1,473,204                       320,186
     Other noncurrent liabilities                                         15,883                      (119,047)
                                                                   --------------                --------------
       Net cash provided by operating activities                      10,418,890                     3,128,222
                                                                   --------------                --------------
Cash flows from investing activities:
 Acquisition of rental operations                                     (2,363,600)                  (17,052,357)
 Purchase of property, plant and equipment                            (5,560,791)                   (5,302,973)
                                                                   --------------                --------------
       Net cash used by investing activities                          (7,924,391)                  (22,355,330)
                                                                   --------------                --------------
Cash flows from financing activities:
 Proceeds from stock issuance                                             31,746                       847,429
 Increases in long-term debt                                                  --                    19,283,320
 Repayments of long-term debt                                         (1,288,013)                           --
                                                                   --------------                --------------
       Net cash provided by finance activities                        (1,256,267)                   20,130,749
                                                                   --------------                --------------
       Net increase (decrease) in cash and cash equivalents            1,238,232                       903,641

Cash and cash equivalents at beginning of period                          31,307                        28,321
                                                                   --------------                --------------
Cash and cash equivalents at end of period                         $   1,269,539                 $     931,962
                                                                   ==============                ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                        $   1,647,000                 $   1,438,000
                                                                   ==============                ==============
   Income taxes                                                    $     208,183                 $     185,000
                                                                   ==============                ==============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements Three Months Ended April 27, 1997 and April 28, 1996


Note 1
------


In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 27, 1997, and the results of its operations and its cash flows for the three months ended April 27, 1997 and April 28, 1996. The results of operations for the three months ended April 27, 1997 are not necessarily indicative of the results to be expected for the full year.



Note 2  Inventories
-------------------

The following is a summary of inventories at April 27, 1997 and January 26, 1997:

                            April 27, 1997     January 26, 1997
                            --------------     ----------------
         Raw materials       $ 3,732,542        $ 3,899,072
         Work in progress      2,766,911          1,085,883
         Finished goods       15,790,768         16,556,660
                             -----------        -----------
                              22,290,221         21,541,615

         Less LIFO allowance  (4,088,554)        (4,016,440)
                             -----------        -----------
                             $18,201,667        $17,525,175
                             ===========        ===========


Note 3 Cash Dividend
--------------------

At its May 22, 1997 Board of Directors meeting the Board declared a $.075 per share cash dividend payable on June 24, 1997 to stockholders of record on June 6, 1997. The $.075 per share dividend was a 25% increase over the prior year.


Note 4 Acquisitions
-------------------

During the first quarter of fiscal 1998, the Company acquired certain uniform rental routes in Detroit, Michigan for approximately $2.2 million in cash and notes payable. The acquisition was accounted for as a purchase. The operating results of this acquisition have been included in the consolidated results of the Company since the acquisition with an insignificant effect on revenues and net earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash provided by operating activities was $10.4 million for the quarter ended April 27, 1997, an increase of $7.3 million. The increase was principally due to higher net earnings and improved cash and working capital management. Cash and cash equivalents were $1.3 million at April 27, 1997. At April 27, 1997, the Company had $34 million in borrowings outstanding under its foreign and domestic bank credit facilities. The amount of borrowings available under the Company's bank credit facilities was $33 million at April 27, 1997. The Company's capitalization ratio was 50% at April 27, 1997 compared to 51.1% at January 26, 1997.

Working capital was $48.8 million at April 27, 1997 compared to $49.2 million at January 26, 1997. Capital expenditures were $5.6 million through April 27, 1997, $258,000 greater than last year. Capital expenditures for fiscal 1998 are expected to approximate $28 million.

During the first quarter of fiscal 1998, the Company acquired certain uniform rental routes in Detroit, Michigan for approximately $2.2 million in cash, and notes payable. The acquisition was accounted for as a purchase. The operating results of this acquisitions have been included in the consolidated results of the Company since acquisition with an insignificant effect on revenues and net earnings. The acquisition is expected to add approximately $2 million in annual rental revenues.

On May 22, 1997 the Company declared a $.075 per share cash dividend payable on June 24, 1997 to stockholders of record on June 6, 1997. The $.075 per share dividend was 25% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations and its bank credit facilities will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.



Results of Operations

First quarter fiscal 1998 compared to first quarter fiscal 1997
---------------------------------------------------------------

Revenues for the first quarter of fiscal 1998 were $68.9 million, an increase of $5.0 million or 8% over the comparable period last year. Rental revenues for the quarter were $54.0 million, an increase of $5.6 million or 12% higher than last year. The increase in rental revenues was due to our fiscal 1997 acquisitions and internal growth within our network of existing locations. Direct sales for the first quarter of fiscal 1998 were $14.9 million, a decrease of $625,000 or 4% below the comparable period last year. The decrease in Direct sales was due to fewer implementations of new image programs with national accounts.

Depreciation and amortization was $4.2 million, an increase of $508,000 or 14% over the comparable period last year. Amortization of intangible assets from rental acquisitions and capital expenditures created the increase over last year.

Operating income for the first quarter of fiscal 1998 was $6.2 million, an increase of $470,000 or 8% over the comparable period last year. Higher operating contribution from Rental operations offset a slight decline in the profitability of the Direct sales business and increased depreciation and amortization.

Net earnings for the first quarter of fiscal 1998 were $3.0 million, an increase of $238,000 or 9% over the comparable period last year. Improved operating contribution from Rental operations offset decreased Direct sales' profitability and increased depreciation, amortization and interest costs in comparison to
last year.   Net earnings per common share for the first quarter of fiscal 1998 were $.31 per share, an increase of $.02 per share or 7% over the comparable period last year.



                           FORWARD LOOKING STATEMENTS
                           --------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials; strikes and unemployment levels; demand and price for the Company's products and services; and the outcome of pending and future litigation and environmental matters.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings
        -----------------

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1997.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a)  Exhibits.

      27      Financial Data Schedule for the Quarter ended April 27, 1997.

   (b)  Reports on Form 8-K.

      Unitog Company did not file any reports on Form 8-K during the quarter ended April 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Unitog Company




Dated :  June 6, 1997             By: /s/ J. Craig Peterson
                                      ---------------------
                                      J.  Craig Peterson
                                      Executive Vice President
                                      Chief Administrative and Financial Officer
                                      (Duly Authorized Officer)