Form 10-Q
period 1997-07-27
UNITOG CO
filed 1997-09-03
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1997.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ___________________
Commission file number: 0-6643

                                UNITOG COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                    44-0529828
----------------------------------------    ------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  101 W. 11th Street, Kansas City, MO                       64105
----------------------------------------    ------------------------------------
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

          As of July 27, 1997, the registrant had 9,647,891 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                        Page Number

ITEM 1.   Financial Statements

          (1)  Condensed Consolidated Financial Statements
               (unaudited):

               Condensed Consolidated Balance Sheets as of
               July 27, 1997 and January 26, 1997.                        3

               Condensed Consolidated Statements of Earnings
               for the Three Months ended July 27, 1997 and
               July 28, 1996.                                             4

               Condensed Consolidated Statements of Earnings
               for the Six Months ended July 27, 1997 and
               July 28, 1996.                                             5

               Condensed Consolidated Statements of Cash Flows
               for the Six Months ended July 27, 1997 and
               July 28, 1996.                                             6

          (2)  Notes to Condensed Consolidated Financial Statements.      7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            8

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              10

ITEM 4.   Submission of Matters to a Vote of Security Holders            10

ITEM 6.   Exhibits and Reports on Form 8-K                               10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 27, 1997 and January 26, 1997
                                  (unaudited)

       ASSETS                                                                   July 27, 1997       January 26, 1997
                                                                               ---------------      ----------------
Current assets:
  Cash and cash equivalents                                                    $     940,453         $      31,307
  Accounts receivable, less allowance for doubtful
     receivables of $1,028,000 and $970,000, respectively                         29,316,222            28,090,702
  Inventories (note 2)                                                            18,445,805            17,525,175
  Rental garments in service, net                                                 41,066,436            40,329,880
  Prepaid expenses                                                                 1,500,769             1,375,210
                                                                               -------------         -------------
          Total current assets                                                    91,269,685            87,352,274
                                                                               -------------         -------------

Property, plant and equipment, at cost                                           173,248,087           161,351,786
  Less accumulated depreciation                                                   70,884,703            66,554,486
                                                                               -------------         -------------
     Net property, plant and equipment                                           102,363,384            94,797,300
                                                                               -------------         -------------

Other assets, net                                                                 32,558,416            35,120,442
Excess cost over net assets of businesses acquired, net                           37,493,656            37,294,970
                                                                               -------------         -------------
                                                                               $ 263,685,141         $ 254,564,986
                                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                       $   3,591,872         $   2,046,821
  Accounts payable                                                                14,108,745            13,820,339
  Accrued expenses                                                                12,711,812            11,369,557
                                                                                  13,346,639            10,880,382
  Accrued and deferred income taxes payable                                    -------------         -------------
     Total current liabilities                                                    43,759,068            38,117,099
                                                                               -------------         -------------

Long-term debt, less current installments                                        101,681,915           103,524,014
Deferred income taxes and other liabilities                                       13,705,972            13,819,237

Stockholders' equity:
  Common stock of $.01 par value. Authorized
  30,000,000 shares, issued and outstanding 9,647,891 shares                          96,479                96,439
  Additional paid-in capital                                                      41,291,772            41,202,740
  Retained earnings                                                               63,149,935            57,805,457
                                                                               -------------         -------------
     Total stockholders' equity                                                  104,538,186            99,104,636
                                                                               -------------         -------------
                                                                               $ 263,685,141         $ 254,564,986
                                                                               =============         =============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              Three Months Ended July 27, 1997 and July 28, 1996
                                  (unaudited)


                                               July 27, 1997      July 28, 1996
                                               -------------      -------------
Revenues:
  Rental operations                            $  54,674,420      $  51,234,701
  Direct sales                                    13,996,222         14,005,119
                                               -------------      -------------
    Total revenues                                68,670,642         65,239,820
                                               -------------      -------------

Operating costs and expenses:
  Cost of rental operations                       44,003,068         41,812,240
  Cost of direct sales                            11,689,687         11,329,991
  Depreciation and amortization                    4,347,696          3,868,786
  General and administrative                       2,072,825          2,031,152
                                               -------------      -------------
    Total costs and expenses                      62,113,276         59,042,169
                                               -------------      -------------

    Operating income                               6,557,366          6,197,651

Interest expense                                   1,625,288          1,499,480
Other expense, net                                   (24,539)           (26,197)
                                               -------------      -------------
    Earnings before income taxes                   4,956,617          4,724,368
Income taxes                                       1,884,000          1,795,000
                                               -------------      -------------
    Net earnings                               $   3,072,617      $   2,929,368
                                               =============      =============

Net earnings per common share                      $.32                $.30
                                               =============      =============

Weighted average common and common
  equivalent shares outstanding                    9,730,827          9,645,196
                                               =============      =============

Dividends per common share (note 3)                $.075               $.06
                                               =============      =============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               Six Months Ended July 27, 1997 and July 28, 1996
                                  (unaudited)


                                               July 27, 1997      July 28, 1996
                                               -------------      -------------
Revenues:
  Rental operations                            $ 108,705,493      $  99,665,263
  Direct sales                                    28,875,130         29,509,420
                                               -------------      -------------
    Total revenues                               137,580,623        129,174,683
                                               -------------      -------------

Operating costs and expenses:
  Cost of rental operations                       87,825,425         81,705,720
  Cost of direct sales                            23,926,242         23,770,946
  Depreciation and amortization                    8,506,044          7,519,170
  General and administrative                       4,521,873          4,207,599
                                               -------------      -------------
    Total costs and expenses                     124,779,584        117,203,435
                                               -------------      -------------

    Operating income                              12,801,039         11,971,248

Interest expense                                   3,080,664          2,843,076
Other expense, net                                   (72,514)           (49,274)
                                               -------------      -------------
    Earnings before income taxes                   9,792,889          9,177,446
Income taxes                                       3,721,000          3,487,000
                                               -------------      -------------
    Net earnings                               $   6,071,889      $   5,690,446
                                               =============      =============

Net earnings per common share                      $.62                $.60
                                               =============      =============

Weighted average common and common
  equivalent shares outstanding                    9,718,407          9,540,145
                                               =============      =============

Dividends per common share (note 3)                $.075               $.06
                                               =============      =============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended July 27, 1997 and July 28, 1996
                                  (unaudited)

                                                             July 27, 1997         July 28, 1996
                                                             -------------         -------------
Cash flows from operating activities:
 Net earnings                                                  $ 6,071,889           $ 5,690,446
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                  8,506,044             7,519,170
  Provision for deferred income taxes                              154,000               585,000
  Disposal of equipment, net of gains and losses                  (206,509)                   --
  Changes in assets and liabilities:
     Accounts receivable                                        (1,225,520)            1,057,851
     Inventories                                                  (920,630)           (1,713,117)
     Rental garments in service                                   (169,710)            1,651,301)
     Prepaid expenses                                             (125,559)             (321,284)
     Other noncurrent assets                                     1,157,423               400,599
     Accounts payable                                              288,406            (3,204,704)
     Accrued expenses                                            1,247,255            (2,939,883)
     Income taxes payable                                        2,436,257              (705,126)
     Other noncurrent liabilities                                 (237,265)             (437,426)
                                                               -----------           -----------
        Net cash provided by operating activities               16,976,081             7,582,827
                                                               -----------           -----------
Cash flows from investing activities:
 Acquisition of rental operations                               (2,991,836)          (17,385,686)
 Purchase of property, plant and equipment                     (12,139,712)           (8,784,851)
                                                               -----------           -----------
        Net cash used by investing activities                  (15,131,548)          (26,170,537)
                                                               -----------           -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options, net                       85,244             1,843,684
 Dividends paid                                                   (723,583)             (578,171)
 Increase (decrease) in long-term debt                            (297,048)           17,347,052
                                                               -----------           -----------
        Net cash provided (used) by financing activities          (935,387)           18,612,565
                                                               -----------           -----------

        Net increase (decrease) in cash and cash equivalents       909,146                24,855
Cash and cash equivalents at beginning of period                    31,307                28,321
                                                               -----------           -----------

Cash and cash equivalents at end of period                     $   940,453           $    53,176
                                                               ===========           ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                     $ 3,299,000           $ 3,004,000
                                                               ===========           ===========
  Income taxes                                                 $ 1,117,000           $ 3,091,000
                                                               ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                Six Months Ended July 27, 1997 and July 28, 1996

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 27, 1997, and the results of its operations and its cash flows for the six months ended July 27, 1997 and July 28, 1996 and the results of its operations for the three months ended July 27, 1997 and July 28, 1996. The results of operations for the six months ended July 27, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2  Inventories
-------------------

The following is a summary of inventories at July 27, 1997 and January 26, 1997:

                                July 27, 1997   January 26, 1997
                                -------------   ----------------

         Raw materials           $ 3,954,361      $ 3,899,072
         Work in progress          2,781,199        1,085,883
         Finished goods           15,786,685       16,556,660
                                 -----------      -----------
                                  22,522,245       21,541,615

         Less LIFO allowance      (4,076,440)      (4,016,440)
                                 -----------      -----------
                                 $18,445,805      $17,525,175
                                 ===========      ===========

Note 3 Cash Dividend
--------------------

On June 24, 1997 the Company paid a $.075 per share cash dividend to stockholders of record on June 6, 1997. The $.075 per share dividend was 25% greater than the semi-annual dividend paid in the second quarter of last year.


Note 4 Acquisitions:
--------------------

During the second quarter of fiscal 1998, the Company acquired a rental operation in Tampa, Florida for approximately $600,000 in cash. The acquisition was accounted for as a purchase. The operating results of the acquisition have been included in the consolidated results of the Company since acquisition with an insignificant effect on revenues and net earnings. The acquisition is expected to add approximately $500,000 in annual rental revenues.

During the first quarter of fiscal 1998, the Company acquired certain uniform rental routes in Detroit, Michigan for approximately $2.2 million in cash. The acquisition was accounted for as a purchase. The operating results of the acquisition have been included in the consolidated results of the Company since acquisition with an insignificant effect on revenues and net earnings. The acquisition is expected to add approximately $2 million in annual rental revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash provided by operating activities was $17.0 million for the six months ended July 27, 1997, an increase of $9.4 million. The increase was principally due to higher earnings before interest, taxes, depreciation and amortization and better working capital management due to lower acquisition activity. Working capital was $47.5 million at July 27, 1997 compared to $49.2 million at January 26, 1997. Cash and cash equivalents were $940,000 at July 27, 1997. At July 27, 1997, the Company had $34.9 million in borrowings outstanding under its bank credit facilities. The amount of borrowings available under the Company's bank credit facilities were $32.1 million at July 27, 1997. The Company's capitalization ratio was 49% at July 27, 1997 compared to 51% at January 26, 1997. Capital expenditures were $12.1 million through July 27, 1997, 38% greater than last year. Capital expenditures for fiscal 1998 are expected to approximate $28 million.

During the second quarter of fiscal 1998, the Company acquired a rental operation in Tampa, Florida for approximately $600,000 in cash. The acquisition was accounted for as a purchase. The operating results of the acquisition have been included in the consolidated results of the Company since acquisition with an insignificant effect on revenues and net earnings. The acquisition is expected to add approximately $500,000 in annual rental revenues.

During the first quarter of fiscal 1998, the Company acquired certain uniform rental routes in Detroit, Michigan for approximately $2.2 million in cash. The acquisition was accounted for as a purchase. The operating results of the acquisition have been included in the consolidated results of the Company since acquisition with an insignificant effect on revenues and net earnings. The acquisition is expected to add approximately $2 million in annual rental revenues.

On June 24, 1997 the Company paid a $.075 per share cash dividend to stockholders of record on June 6, 1997. The $.075 per share dividend was 25% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations, and its bank credit facilities will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.



Results of Operations

Second quarter fiscal 1998 compared to second quarter fiscal 1997
-----------------------------------------------------------------

Revenues for the second quarter of fiscal 1998 were $68.7 million, an increase of $3.4 million or 5% over the comparable period last year. Rental revenues for the quarter were $54.7 million, an increase of $3.4 million or 7% over last year. The increase came from internal growth within our existing network of locations and from acquisitions. Direct sales for the second quarter of fiscal 1998 were $14.0 million, the same as the comparable period last year.

Depreciation and amortization was $4.3 million, and increase of $479,000 or 12% over the comparable period last year. Amortization of intangible assets from rental acquisitions and depreciation related to capital expenditures created the increase over last year.

Operating income for the second quarter of fiscal 1998 was $6.6 million an increase of $360,000 or 6% over the comparable period last year. The improvement over last year was produced by higher operating profits from the Rental business. Direct sales operating profits decreased as a result of one-time expenses to relocate a distribution facility to expanded and modernized space and because of additional costs to prepare for several new national account programs that should kick-off during the remainder of fiscal 1998.

Net earnings for the second quarter of fiscal 1998 were $3.1 million, an increase of $144,000 or 5% over the comparable period last year. Improved operating profits from our Rental business segment offset lower operating profits from our Direct sales business segment and additional depreciation, amortization and interest costs. Net earnings per common share for the second quarter of fiscal 1998 were $.32 per share, an increase of $.02 per share or 7% over the comparable period last year.

Six months fiscal 1998 compared to six months fiscal 1997
---------------------------------------------------------

Revenues for the six months ended July 27, 1997 were $137.6 million, an increase of $8.4 million or 7% over the comparable period last year. Rental revenues for the six months ended July 27, 1997 were $108.7 million. Internal growth within our existing locations and acquisitions created the $9.0 million or 9% increase in Rental revenues over the first six months of last year. Direct sales for the first six months of fiscal 1998 were $28.9 million, a decrease of $634,0000 or 2% less than the comparable period last year. The decrease in Direct sales was due to fewer implementations of new national image programs.

Operating income for the six months ended July 27, 1997 was $12.8 million, an increase of $830,000 or 7% over last year. Improved operating profits from our Rental business segment produced the increase.

Net earnings for the six months ended July 27, 1997 were $6.1 million, an increase of $382,000 or 7% higher than the comparable period last year. Net earnings per share were $.62 for the six months ended July 27, 1997, an increase of $.02 per share over the comparable period last year. The higher profitability of our Rental segment created the gain in net earnings and net earnings per share during the first six months of fiscal 1998.


                           FORWARD LOOKING STATEMENTS
                           --------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials; strikes and unemployment levels; demand and price for the Company's products and services; and the outcome of pending and future litigation and environmental matters

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

        See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1997.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company's Annual Meeting of Stockholders was held on May 22, 1997 at the Kansas City Club, 1228 Baltimore, Kansas City, Missouri.

        The following directors were elected at the Annual Meeting:

             John W. Caffry
             David B. Sharrock

        The term of office of the following other directors continued after the Annual Meeting:

             G. Kenneth Baum
             D. Patrick Curran
             Robert F. Hagans
             Randolph K. Rolf
             William D. Thomas

        At the Annual Meeting, a total of 8,629,176 shares voted for and 63,724 shares were withheld with respect to the election of John W. Caffry as a director of the Company. There were no broker non-votes.

        At the Annual Meeting, a total of 8,674,583 shares voted for and 18,316 shares were withheld with respect to the election of David B. Sharrock as a director of the Company. There were no broker non-votes.

        At the Annual Meeting, a total of 8,593,275 shares voted for, 43,716 voted against and 55,909 shares abstained from approval of KPMG Peat Marwick, as independent auditors of the Company for fiscal 1998. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits.

             3   Fourth Amended and Restated Bylaws of Unitog Company.

             27  Financial Data Schedule for the Six Months ended July 27, 1997.

        (b)  Reports on Form 8-K.

             Unitog Company has not filed any reports on Form 8-K during the quarter ended July 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Unitog Company


Dated :  September 2, 1997     By:  /s/ J. Craig Peterson
                                    ----------------------
                                    J.  Craig Peterson
                                    Executive Vice President
                                    Chief Administrative and Financial Officer
                                    (Duly Authorized Officer)