Form 10-Q
period 1997-10-26
UNITOG CO
filed 1997-12-09
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 1997.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ______________________.
Commission file number: 0-6643


                                UNITOG COMPANY
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   44-0529828
----------------------------------------  ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

 1300 Washington Street, Kansas City, MO                     64105
----------------------------------------  ----------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (816) 474-7000
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

          As of October 26, 1997, the registrant had 9,655,645 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                      Page Number
ITEM 1.   Financial Statements
          (1) Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of October 26, 1997
              and January 26, 1997.                                             3

              Condensed Consolidated Statements of Earnings for the Three
              Months ended October 26, 1997 and October 27, 1996.               4

              Condensed Consolidated Statements of Earnings for the Nine
              Months ended October 26, 1997 and October 27, 1996.               5

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months ended October 26, 1997 and October 27, 1996.               6

          (2) Notes to Condensed Consolidated Financial Statements.             7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                     12

ITEM 6.   Exhibits and Reports on Form 8-K                                      12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     October 26, 1997 and January 26, 1997
                                  (unaudited)



          ASSETS                                                       October 26, 1997        January 26, 1997
                                                                       ----------------        ----------------
Current assets:
   Cash and cash equivalents                                           $         17,430       $          31,307
   Accounts receivable, less allowance for doubtful
      receivables of $1,161,000 and $1,240,000, respectively                 34,218,377              28,090,702
   Inventories (note 2)                                                      19,264,434              17,525,175
   Rental garments in service, net                                           41,231,694              40,329,880
   Prepaid expenses                                                           1,238,128               1,375,210
                                                                       ----------------        ----------------
         Total current assets                                                95,970,063              87,352,274
                                                                       ----------------        ----------------

Property, plant and equipment, at cost                                      181,492,744             161,351,786
   Less accumulated depreciation                                             72,385,171              66,554,486
                                                                       ----------------        ----------------
         Net property, plant and equipment                                  109,107,573              94,797,300
                                                                       ----------------        ----------------

Other assets, net                                                            31,021,906              35,120,442
Excess cost over net assets of businesses acquired, net                      37,159,418              37,294,970
                                                                       ----------------        ----------------
                                                                       $    273,258,960        $    254,564,986
                                                                       ================        ================

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                              $      3,582,477       $       2,046,821
   Accounts payable                                                          15,513,703              13,820,339
   Accrued expenses                                                          13,848,708              11,369,557
   Accrued and deferred income taxes payable                                 13,486,245              10,880,382
                                                                       ----------------        ----------------
         Total current liabilities                                           46,431,133              38,117,099
                                                                       ----------------        ----------------

Long-term debt, less current installments                                   103,916,758             103,524,014
Deferred income taxes and other liabilities                                  14,339,507              13,819,237

Stockholders' equity:
   Common stock of $.01 par value. Authorized
     30,000,000 shares; issued and outstanding  9,655,645 shares                 96,556                  96,439
   Additional paid-in capital                                                41,438,762              41,202,740
   Retained earnings                                                         67,036,244              57,805,457
                                                                       ----------------        ----------------
         Total stockholders' equity                                         108,571,562              99,104,636
                                                                       ----------------        ----------------
                                                                       $    273,258,960        $    254,564,986
                                                                       ================        ================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           Three Months Ended October 26, 1997 and October 27, 1996
                                  (unaudited)

                                                                            October 26, 1997             October 27, 1996
                                                                       ---------------------        ---------------------
Revenues:
   Rental operations                                                      $      56,082,575              $    51,479,639
   Direct sales                                                                  14,005,264                   14,600,207
                                                                       ---------------------        ---------------------
        Total revenues                                                           70,087,839                   66,079,846
                                                                       ---------------------        ---------------------

Operating costs and expenses:
   Cost of rental operations                                                    44,591,869                    40,779,417
   Cost of direct sales                                                         11,064,583                    12,059,734
   Depreciation and amortization                                                 4,483,717                     4,008,594
   General and administrative                                                    2,149,381                     1,903,401
                                                                       ---------------------        ---------------------
        Total costs and expenses                                                62,289,550                    58,751,146
                                                                       ---------------------        ---------------------

        Operating income                                                         7,798,289                    7,328,700

Interest expense                                                                 1,546,704                    1,489,272
Other expense, net                                                                 (17,015)                     (10,351)
                                                                       ---------------------        ---------------------
        Earnings before income taxes                                             6,268,600                    5,849,779
Income taxes                                                                     2,382,000                    2,223,500
                                                                       ---------------------        ---------------------
        Net earnings                                                      $      3,886,600           $        3,626,279
                                                                       =====================        =====================

Net earnings per common share                                                   $ .40                        $ .37
                                                                       =====================        =====================

Weighted average common and common equivalent
   shares outstanding                                                            9,737,879                    9,734,740
                                                                       =====================        =====================

Dividends per common share (note 3)                                             $ .075                       $ .06
                                                                       =====================        ======================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            Nine Months Ended October 26, 1997 and October 27, 1996
                                  (unaudited)

                                                                     October 26, 1997     October 27, 1996
                                                                     ----------------     ----------------
Revenues:
  Rental operations                                                  $    164,788,068     $    151,144,902
  Direct sales                                                             42,880,394           44,109,627
                                                                     ----------------     ----------------
    Total revenues                                                        207,668,462          195,254,529
                                                                     ----------------     ----------------

Operating costs and expenses:
  Cost of rental operations                                               132,417,294          122,485,137
  Cost of direct sales                                                     34,990,825           35,830,680
  Depreciation and amortization                                            12,989,761           11,527,764
  General and administrative                                                6,671,254            6,111,000
                                                                     ----------------     ----------------
    Total costs and expenses                                              187,069,134          175,954,581
                                                                     ----------------     ----------------

    Operating income                                                       20,599,328           19,299,948

Interest expense                                                            4,627,368            4,332,348
Other expense, net                                                            (89,529)             (59,625)
                                                                     ----------------     ----------------
    Earnings before income taxes                                           16,061,489           15,027,225
Income taxes                                                                6,103,000            5,710,500
                                                                     ----------------     ----------------
    Net earnings                                                     $      9,958,489     $      9,316,725
                                                                     ================     ================

Net earnings per common share                                              $1.02                $ .97
                                                                     ================     ================

Weighted average common and common equivalent shares outstanding            9,720,940            9,605,010
                                                                     ================     ================

Dividends per common share (note 3)                                        $.075                $ .06
                                                                     ================     ================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended October 26, 1997 and October 27, 1996
                                  (unaudited)

                                                                     October 26, 1997     October 27, 1996
                                                                     ----------------     ----------------
Cash flows from operating activities:
 Net earnings                                                        $      9,958,489     $      9,316,725
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                         12,989,761           11,527,764
     Provision for deferred income taxes                                      600,000              599,000
     Disposal of equipment, net of gains and losses                           134,133              (13,931)
     Changes in assets and liabilities:
       Accounts receivable                                                 (6,127,675)          (1,082,347)
       Inventories                                                         (1,628,702)          (2,587,978)
       Rental garments in service                                            (334,968)           1,077,869
       Prepaid expenses                                                       137,082             (542,196)
       Other noncurrent assets                                              1,277,716             (624,718)
       Accounts payable                                                     1,693,364           (2,924,847)
       Accrued expenses                                                     2,384,151           (2,777,395)
       Income taxes payable                                                 2,334,863              294,601
       Other noncurrent liabilities                                           191,270             (308,270)
                                                                     ----------------     ----------------
         Net cash provided by operating activities                         23,609,484           11,954,277
                                                                     ----------------     ----------------

Cash flows from investing activities:
 Acquisition of rental operations                                          (3,102,392)         (17,247,582)
 Purchase of property, plant and equipment                                (21,957,806)         (11,151,135)
                                                                     ----------------     ----------------
         Net cash used by investing activities                            (25,060,198)         (28,398,717)
                                                                     ----------------     ----------------

Cash flows from financing activities:
 Proceeds from exercise of stock options, net                                 232,020            1,956,697
 Dividends paid                                                              (723,583)            (578,171)
 Increase in long-term debt                                                 1,928,400           15,601,967
                                                                     ----------------     ----------------
         Net cash provided by financing activities                          1,436,837           16,980,493
                                                                     ----------------     ----------------

         Net increase (decrease) in cash and cash equivalents                 (13,877)             536,053
Cash and cash equivalents at beginning of period                               31,307               28,321
                                                                     ----------------     ----------------

Cash and cash equivalents at end of period                           $         17,430     $        564,374
                                                                     ================     ================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                          $      5,028,000     $      4,607,000
                                                                     ================     ================
   Income taxes                                                      $      3,119,000     $      4,264,000
                                                                     ================     ================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
            Nine Months Ended October 26, 1997 and October 27, 1996

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 26, 1997, and the results of its operations and its cash flows for the nine months ended October 26, 1997 and October 27, 1996 and the results of its operations for the three months ended October 26, 1997 and October 27, 1996. The results of operations for the nine months ended October 26, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2  Inventories:
-------------------

The following is a summary of inventories at October 26, 1997 and January 26, 1997:

                                October 26, 1997   January 26, 1997
                                ----------------   ----------------

         Raw materials               $ 4,694,092        $ 3,899,072
         Work in progress              2,801,604          1,085,883
         Finished goods               15,865,178         16,556,660
                                     -----------        -----------
                                      23,360,874         21,541,615

         Less LIFO allowance          (4,096,440)        (4,016,440)
                                     -----------        -----------
                                     $19,264,434        $17,525,175
                                     ===========        ===========

Note 3 Cash Dividend:
--------------------

In November 1997, the Board of Directors declared a $.075 per share cash dividend payable on December 19, 1997 to stockholders of record on December 5, 1997. The $.075 per share dividend was a 25% increase over the prior year.

Note 4 Acquisitions:
-------------------

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

Note 5 Legal Recovery:
---------------------

During the third quarter of fiscal 1998 Unitog Company recovered $2 million from the settlement of a breach of contract lawsuit with a former customer. The settlement was included in the operations of the business segments that supplied this customer.

Note 6 Share Repurchase Plan:
----------------------------

In November 1997, the Board of Directors approved a share repurchase program. The program provides for the repurchase of up to 750,000 shares of Unitog common stock in public market or private transactions at prevailing prices. The shares will be reacquired for use in employee benefit plans and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash provided by operating activities was $23.6 million for the nine months ended October 26, 1997, an increase of $11.7 million over the comparable period last year. The increase was principally due to higher earnings before interest, taxes, depreciation and amortization and due to lower acquisition related activity. Working capital was $49.5 million at October 26, 1997 compared to $49.2 million at January 26, 1997. Cash and cash equivalents were $17,000 at October 26, 1997. At October 26, 1997, the Company had $37.3 million in borrowings outstanding under its bank credit facilities. The amount of borrowings available under the Company's bank credit facilities were $29.7 million at October 26, 1997. The Company's capitalization ratio was 49% at October 26, 1997 compared to 51% at January 26, 1997. Capital expenditures were $22 million through October 26, 1997 compared to $11 million last year. Capital expenditures for fiscal 1998 are expected to approximate $28 million.

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

In November 1997, the Board of Directors declared a $.075 per share cash dividend payable on December 19, 1997 to stockholders of record on December 5, 1997. The $.075 per share dividend was 25% greater than the semi-annual dividend paid last year and follows a $.075 per share cash dividend paid in June 1997.

In November 1997, the Board of Directors approved a share repurchase program. The program provides for the repurchase of up to 750,000 shares of Unitog common stock in public market or private transactions at prevailing prices. The shares will be reacquired for use in employee benefit plans and other general corporate purposes.

Management believes that cash generated from operations and its bank credit facility will be sufficient to meet its cash requirements for acquisitions and capital expenditures for the foreseeable future.

Results of Operations

Third quarter fiscal 1998 compared to third quarter fiscal 1997
---------------------------------------------------------------

Revenues for the third quarter of fiscal 1998 were $70 million, an increase of $4 million or 6% over the comparable period last year. Rental revenues for the quarter were $56 million, an increase of $5 million or 9% over last year. Customer growth at existing locations produced most of the increase. Direct sales for the third quarter of fiscal 1998 were $14 million, a decrease of $600,000 or 4% less than the comparable period last year. The decrease in Direct sales was due to softness across most of our customer base. This softness was partially attributable to warmer fall weather, causing a number of customers to postpone their seasonal orders for winter-weight garments.

Operating income for the third quarter of fiscal 1998 was $7.8 million an increase of $470,000 or 6.4% over the comparable period last year. During the quarter the Company recovered $2 million from the settlement of a breach of contract lawsuit with a former customer. The settlement was included in the operations of the business segments that supplied this customer. During the quarter the Company charged to operations approximately $1 million of additional cost resulting from recent developments involving environmental and other matters. Exclusive of the legal recovery and the additional environmental costs, operating income declined by 7% from the comparable period last year. The operating profit contribution of our Rental business continued to improve. Without the legal recovery, the operating profit contribution of the Direct sales segment declined in comparison to last year due to lower sales and higher costs.

Net earnings for the third quarter of fiscal 1998 were $3.9 million, an increase of $260,000 or 7% over the comparable period last year. Net earnings per common share for the third quarter of fiscal 1998 were $.40 per share, an increase of $.03 per share or 7% over the comparable period last year.

Nine months fiscal 1998 compared to nine months fiscal 1997
-----------------------------------------------------------

Revenues for the nine months ended October 26, 1997 were $208 million, an increase of $12 million or 6% over the comparable period last year. Rental revenues for the nine months ended October 26, 1997 were $165 million. Internal growth from existing rental locations and acquired revenues created the $14 million or 9% increase in Rental revenues over last year. Direct sales for the first nine months of fiscal 1998 were $43 million, $1 million or 3% less than the comparable period last year.

Operating income for the nine months ended October 26, 1997 was $20.6 million, an increase of $1.3 million or 6.7% over last year. Improved operating profit contribution from our Rental business segment produced the increase.

Net earnings for the nine months ended October 26, 1997 were $10.0 million, an increase of $642,000 or 6.9% higher than the comparable period last year. Increased profitability from Rental operations created the earnings improvement. Net earnings per share were $1.02 for the nine months ended October 26, 1997, an increase of $.05 per share or 5.6% over the comparable period last year.

Environmental

As discussed in the Company's Form 10-K for the fiscal year ended January 26, 1997, two of the Company's rental plants are located within federal Superfund sites.

Volatile organic compound contamination has been detected in the soil and groundwater at the Company's Whittier, California rental plant. The plant is located in the Suburban Operable Unit of the San Gabriel Valley Federal Superfund site. The Company has cleaned up the soil at the plant and, based on groundwater testing done to date, does not believe groundwater cleanup will be required at the Company's plant. The Company received correspondence from the United States Department of Justice, Environment and Natural Resources Division (Justice Department) and from the state of California stating that the Company and three other unrelated entities are potentially responsible parties and are jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for all costs incurred by the government with respect to the Suburban Operable Unit. The government is claiming that the total amount of costs incurred to date (primarily for site investigation and remediation planning) plus the present value of future monitoring costs at the site is approximately $4.2 million. At this point, based on groundwater test results in the Suburban Operable Unit, EPA does not believe groundwater remediation is required with respect to the Suburban Operable Unit. EPA is continuing to monitor groundwater conditions in the area and will reevaluate its decision concerning remedial action if future conditions warrant. The Company has entered into tolling agreements with the Justice Department and the state of California that stop the running of any statute of limitations to give the parties time to discuss issues related to the claims. To date, however, the parties have been unable to resolve their differences and it is possible that lawsuits will be filed against Unitog and the three other companies by the Justice Department seeking reimbursement of these funds.

The Company's Tempe, Arizona rental plant is located in the South Indian Bend Wash Federal Superfund site (the "SIBW site"). The Company, along with unrelated parties, has been designated by the United States Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA with respect to the Tempe site. The Company entered into a Consent Order with EPA requiring a soil and groundwater investigation at the Tempe plant. As a result of the soil testing, the Company has begun cleaning up the soil at its plant. Recently, EPA proposed a multi-million dollar plan to clean up contaminated groundwater at the SIBW site. EPA is currently considering comments from several potentially responsible parties questioning the need for the cleanup. At this point, it is not possible to determine whether the proposed plan will be implemented and, if implemented, whether the Company will have any liability with respect to funding any portion of the plan.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

        See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1997 and in Management's Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits.

             4(a) Amendment No. 5 to Loan and Letter of Credit Reimbursement
                  Agreement, dated October 6, 1997, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.

             27 Financial Data Schedule for the nine months ended October 26, 1997.

        (b)  Reports on Form 8-K.

             Unitog Company has not filed any reports on Form 8-K during the quarter ended October 26, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Unitog Company


Dated: December 8, 1997         By:  /s/ J. Craig Peterson
                                     ----------------------
                                     J.  Craig Peterson
                                     Executive Vice President
                                     Chief Administrative and Financial Officer
                                     (Duly Authorized Officer)