Form 10-K
period 1998-01-25
UNITOG CO
filed 1998-04-20
CIK 101909

                                      FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended January 25, 1998.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from        to       .

Commission File Number: 0-6643

                                    UNITOG COMPANY
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                              Delaware                    44-0529828
                     --------------------------          -------------
                   (State or other jurisdiction of      (IRS Employer
                   incorporation or organization)     Identification No.)

1300 Washington Street, Kansas City, Missouri            64105
---------------------------------------------           --------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (816) 474-7000
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:   None

            Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, par value $ .01 per share
-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                 -----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                               [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $158,027,900 as of March 1, 1998.

     As of April 15, 1998, Unitog Company had 9,392,896 shares of common stock outstanding.

     Part I and Part II incorporate information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended January 25, 1998. Part III incorporates information by reference from the registrant's definitive proxy statement, dated April 20, 1998.

                                       PART I

ITEM 1.  BUSINESS.

     Unitog Company, the registrant, together with its subsidiaries is referred to herein as the "Company". The Company was first incorporated in Missouri in 1948 and was reincorporated under the laws of Delaware in 1969. The Company's executive offices are located at 1300 Washington Street, Kansas City, Missouri 64105, and its telephone number is (816) 474-7000.

A.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998, page 25.

B.   NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company is a leading provider of high quality uniform rental services to a variety of industries and sells custom-designed uniforms primarily to national companies in connection with their corporate image programs. The Company manufactures substantially all the uniforms it rents or sells. The Company provides national uniform programs for many of the largest companies in the United States on both a rental and direct sale basis. In addition, the Company believes it is one of the largest suppliers of uniforms to employees of the United States Postal Service. Rental operations accounted for 79.3%, 77.9% and 73.8% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. Uniform Direct Sales accounted for the remaining revenues.

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

     The Company provides rental services in 58 markets to customers in 34 states, plus the province of Ontario, Canada. Rental services are provided through industrial laundry facilities at which the cleaning and processing of garments is performed. In addition, the Company operates sales and service branches which serve as sales offices and warehouse and distribution sites, allowing the Company to provide rental services to customers in geographic areas outside of the immediate area of an industrial laundry facility.

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

     The Company has sold uniforms to employees of the United States Postal Service under the Brookfield label for over 40 years. The Postal Service provides an annual allotment ranging from $54.00 to $341.00 to each postal employee for uniform purchases. The individual employee is then free to select uniforms from any supplier approved by the Postal Service. Payment is made by the Postal Service directly to the Company to the extent of the employee's allotment.

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

     The Company has been named as a potentially responsible party, and thus faces joint and several liability, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as a result of alleged environmental contamination in Tempe, Arizona. Unitog's rental facility in Tempe is located within the South Indian Bend Wash Federal Superfund ("SIBW") site. The SIBW site is a several square mile area designated for action because of the presence of volatile organic compounds in the groundwater there. Soil testing at the Company's facility detected volatile organic compounds in the soil and the Company is now in the process of remediating the soil at its facility. The Company's estimate of the expense related to soil remediation at its Tempe facility has been accrued and charged to operating expense. Groundwater testing at the Company's property has detected what the Company believes is very low levels of volatile organic compound contamination on site. The United States Environmental Protection Agency ("EPA") has preliminarily proposed to treat the groundwater at the SIBW site over a 30 year period at an estimated present value cost of $28 million. EPA has received numerous comments from potentially responsible parties and others disputing the need for any action at the SIBW site because of the low levels of contamination. EPA has indicated that it is reassessing its proposed preliminary remedy. It is not possible to determine whether the EPA plan or any alternative plan will be implemented. It is also not possible to determine the Company's liability for its share of the costs at the SIBW site if groundwater treatment is implemented. Based on information currently known to the Company, the Company does not believe that its liability, if any, with respect to the SIBW site will be material to the consolidated financial position of the Company. The charge to net earnings during any future quarterly period for costs should a groundwater treatment plan be required could have a material adverse effect on net earnings of that quarterly period.

     The Company is remediating volatile organic compound contamination in soil and ground water at the Company's Minneapolis, Minnesota rental facility. The Company's estimate of the expense related to the remediation of the contamination has been accrued and charged to operating expense.

     The Company is also subject to federal, state and local laws governing the use and disposal of various wastes, including wastewater from its washing processes. The Company has a continuing program to upgrade wastewater treatment processes where necessary to avoid improper disposal. Although the Company is subject to administrative and judicial proceedings from time to time involving wastewater discharge matters, the Company does not believe that costs incurred in connection with wastewater compliance will have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     Certain information about the executive officers of the Company is set forth below.

                                            PRINCIPAL OCCUPATION FOR
NAME                    AGE                     LAST FIVE YEARS
----                    ---       ---------------------------------------------
Randolph K. Rolf        56        Mr. Rolf has served as Chairman of the Board
                                  since May 1991 and as a Director of the
                                  Company since 1986.  He has served as its
                                  President and Chief Executive Officer since
                                  May 1988.

J. Craig Peterson       45        Mr. Peterson has served as the Company's
                                  Executive Vice President - Chief
                                  Administrative and Financial Officer since
                                  January 1997.  From July 1991 until January
                                  1997 he was Senior Vice President - Finance
                                  and Administration and Chief Financial
                                  Officer.

Terence C. Shoreman     43        Mr. Shoreman has served as the Company's
                                  Executive Vice President and Chief Operating
                                  Officer  since  January  1996.    From  May
                                  1993  to January 1996 he was Senior Vice
                                  President - Rental Operations.  From December
                                  1989 to May 1993 he was a Vice President of
                                  the Company's rental subsidiary.


                                            PRINCIPAL OCCUPATION FOR
NAME                    AGE                     LAST FIVE YEARS
----                    ---       ---------------------------------------------
G. Jay Arrowsmith       50        Mr. Arrowsmith has served as the Company's
                                  Vice President - Manufacturing and
                                  Distribution since August 1995.  From August
                                  1994 to August 1995, he was Vice President -
                                  Manufacturing.  From March 1994 to August
                                  1994 he was a Vice President - Manufacturing
                                  for Fruit of the Loom.  Prior to that time he
                                  was Sewing Operations Manager for Jostens
                                  Sportswear.

Robert M. Barnes        40        Mr. Barnes has served as Vice President,
                                  General Counsel and Secretary of the Company
                                  since May 1994.  From January 1990 until May
                                  1994, he was General Counsel and Secretary of
                                  the Company.

Ronald J. Harden        55        Mr. Harden has served as the Company's
                                  Controller since 1981.

EMPLOYEES

     The Company had 4,242 full-time employees as of January 25, 1998.

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

                 Location                   Type of Facility
                 --------                   ----------------
     Birmingham, Alabama . . . . . . . .    Processing Plant
     Decatur, Alabama*   . . . . . . . .    Processing Plant
     Gadsden, Alabama*   . . . . . . . .    Sales and Service Branch
     Stevenson, Alabama*(1). . . . . . .    Manufacturing and Distribution
                                            Facility
     Tempe, Arizona. . . . . . . . . . .    Processing Plant
     Fort Smith, Arkansas. . . . . . . .    Manufacturing Facility
     Long Beach, California. . . . . . .    Processing Plant
     Long Beach, California. . . . . . .    Processing Plant



    Location                                     Type of Facility
    --------                                    ----------------
    North Hollywood, California*. . . . . . . . Sales and Service Branch
    Ontario, California . . . . . . . . . . . . Sales and Service Branch
                                                and Distribution Center
    San Diego, California . . . . . . . . . . . Processing Plant
    Union City, California* . . . . . . . . . . Processing Plant
    Whittier, California. . . . . . . . . . . . Processing Plant
    Colorado Springs, Colorado* . . . . . . . . Sales and Service Branch
    Denver, Colorado*   . . . . . . . . . . . . Sales and Service Branch
    Greeley, Colorado   . . . . . . . . . . . . Processing Plant
    Tampa, Florida*     . . . . . . . . . . . . Sales and Service Branch
    Atlanta, Georgia*   . . . . . . . . . . . . Processing Plant
    Freeport, Illinois* . . . . . . . . . . . . Sales and Service Branch
    Villa Park, Illinois. . . . . . . . . . . . Processing Plant
    Ft. Wayne, Indiana  . . . . . . . . . . . . Sales and Service Branch
    Goshen, Indiana*    . . . . . . . . . . . . Processing Plant
    Indianapolis, Indiana*. . . . . . . . . . . Sales and Service Branch
    Muncie, Indiana. . . . . . . . . . . . . . .Processing Plant
    Cedar Rapids, Iowa*. . . . . . . . . . . . .Sales and Service Branch
    Charles City, Iowa*. . . . . . . . . . . . .Processing Plant
    Des Moines, Iowa*. . . . . . . . . . . . . .Sales and Service Branch
    Glenwood, Iowa . . . . . . . . . . . . . . .Processing Plant
    Battle Creek, Michigan . . . . . . . . . . .Sales and Service Branch
    Bay City, Michigan*. . . . . . . . . . . . .Sales and Service Branch
    Detroit, Michigan. . . . . . . . . . . . . .Processing Plant
    Detroit, Michigan. . . . . . . . . . . . . .Garage
    Detroit, Michigan. . . . . . . . . . . . . .Sales and Service Branch
    Flint, Michigan. . . . . . . . . . . . . . .Sales and Service Branch
    Grand Rapids, Michigan*. . . . . . . . . . .Processing Plant
    Lansing, Michigan* . . . . . . . . . . . . .Sales and Service Branch
    Port Huron, Michigan*. . . . . . . . . . . .Sales and Service Branch
    Traverse City, Michigan* . . . . . . . . . .Processing Plant
    Duluth, Minnesota* . . . . . . . . . . . . .Processing Plant
    Eagan, Minnesota . . . . . . . . . . . . . .Processing Plant
    Minneapolis, Minnesota . . . . . . . . . . .Processing Plant
    Willmar, Minnesota*. . . . . . . . . . . . .Sales and Service Branch
    Concordia, Missouri* . . . . . . . . . . . .Manufacturing Facility
    Kansas City, Missouri. . . . . . . . . . . .Corporate Headquarters
    Kansas City, Missouri. . . . . . . . . . . .Processing Plant
    North Kansas City, Missouri* . . . . . . . .Sales, Service and Distribution
                                                Facility
    St. Charles, Missouri. . . . . . . . . . . .Manufacturing Facility
    University City, Missouri. . . . . . . . . .Processing Plant
    Warrensburg, Missouri. . . . . . . . . . . .Manufacturing Facility and
                                                and Distribution Center


    Location                                    Type of Facility
    --------                                    -----------------
    Warsaw, Missouri . . . . . . . . . . . . . .Manufacturing Facility
    North Las Vegas, Nevada. . . . . . . . . . .Processing Plant
    Charlotte, North Carolina* . . . . . . . . .Sales and Service Branch
    Brecksville, Ohio* . . . . . . . . . . . . .Sales and Service Branch
    Lima, Ohio*. . . . . . . . . . . . . . . . .Sales and Service Branch
    Springfield, Ohio* . . . . . . . . . . . . .Sales and Service Branch
    Toledo, Ohio*(1) . . . . . . . . . . . . . .Processing Plant
    Oklahoma City, Oklahoma* . . . . . . . . . .Sales and Service Branch
    Bethlehem, Pennsylvania. . . . . . . . . . .Processing Plant
    Bristol, Pennsylvania. . . . . . . . . . . .Processing Plant
    Exton, Pennsylvania. . . . . . . . . . . . .Processing Plant
    Harrisburg, Pennsylvania*. . . . . . . . . .Sales and Service Branch
    Hazelton, Pennsylvania*. . . . . . . . . . .Sales and Service Branch
    Memphis, Tennessee*. . . . . . . . . . . . .Sales and Service Branch
    Nashville, Tennessee*. . . . . . . . . . . .Sales and Service Branch
    Dallas, Texas* . . . . . . . . . . . . . . .Processing Plant
    Houston, Texas*. . . . . . . . . . . . . . .Processing Plant
    New Braunfels, Texas*. . . . . . . . . . . .Sales and Service Branch
    Mississauga, Ontario, Canada . . . . . . . .Processing Plant
    La Ceiba, Honduras*. . . . . . . . . . . . .Manufacturing Facility

___________________________
  * Leased for various terms expiring from fiscal 1999 to fiscal 2007. The Company expects that it will be able to renew or replace its leases on satisfactory terms. Except as otherwise noted, all other properties are owned.

(1) Includes an option to purchase upon payment of a nominal amount.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury, contract disputes and employment claims. The Company is also involved in environmental proceedings as described in Item 1 above.

     The Company had previously been notified by the United States Department of Justice that the Company was potentially responsible for environmental contamination at the San Gabriel Valley Federal Superfund site in Whittier, California. In December 1997 the Company was informed by the Justice Department that the government no longer considered the Company potentially responsible with respect to that site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Information incorporated herein by reference from the information provided under the caption "Common Stock Information" and "Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998, page 28.

     Dividends on the outstanding common stock totaled $.15 and $.12 per share in fiscal 1998 and 1997, respectively, and are paid semi-annually. The Company's principal credit agreements contain certain restrictions on dividends. At January 25, 1998, the Company had $27.2 million in unrestricted stockholders' equity available to pay future dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998, page 27.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998, pages
9 - 12.

                             FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials; labor strikes and unemployment levels; demand and price for the Company's products and services; successfully addressing Year 2000 issues; and the outcome of pending and future litigation and environmental matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Information incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998, pages 12 - 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the captions "Nominees for Three-Year Terms" and "Continuing Directors", pages 4 and 5, "Section 16(a) Beneficial Ownership Reporting Compliance", page 7, and from
Item 1, "Executive Officers of the Company", in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the captions "Compensation of Directors" and "Executive Compensation and Other Information", pages 8 - 13, except information under the captions "Board Compensation Committee Report on Executive Compensation" and "Total Market Return" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management", pages 2 and
3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.


                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of the report:

1. Financial Statements (incorporated by reference from pages 12 - 26 of the Company's Annual Report to Stockholders for the fiscal year ended January 25, 1998).

-  Independent Auditors' Report.
-  Consolidated Balance Sheets--January 25, 1998 and January 26, 1997.

- Consolidated Statements of Earnings--Years ended January 25, 1998, January 26, 1997, and January 28, 1996.
- Consolidated Statements of Stockholders' Equity--Years ended January 25, 1998, January 26, 1997 and January 28, 1996.
- Consolidated Statements of Cash Flows--Years ended January 25, 1998, January 26, 1997 and January 28, 1996.
-  Notes to Consolidated Financial Statements.

2.     Exhibits.

3(a) Second Restated Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit 3(i) of Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995).

3(b) Fourth Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended July 30, 1995).

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

4(g) Amendment No. 4 to Loan and Letter of Credit Reimbursement Agreement, dated November 25, 1996, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 27, 1996).

4(h) Amendment No. 5 to Loan and Letter of Credit Reimbursement Agreement, dated October 6, 1997, among Unitog Company, Unitog Rental Services, Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A. (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 26, 1997).

4(i) Note Agreement, dated as of December 1, 1993, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995 (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

4(j) Note Agreement, dated as of October 15, 1995, among Unitog Company, Unitog Rental Services, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1995).

# # The Company hereby undertakes to file upon request of the Securities and Exchange Commission a copy of any agreement defining the rights of holders of long term debt not filed by virtue of Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10(e) Unitog Company 1997 Stock Option Plan (incorporated by reference to Exhibit A to registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 25, 1998.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant's Annual Report on Form 10-K for fiscal year ending January 28, 1996).

23     Consent of independent public accountant.

27.1   Financial Data Schedule (Fiscal Year End 1998)

27.2   Financial Data Schedule (Restated).

27.3   Financial Data Schedule (Restated).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the last fiscal year.

                          UNITOG COMPANY AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                       INDEX


                                                  Page Reference
                                                  Annual Report
                                                       to
                                                  Stockholders


Independent Auditor's Report                            12

Financial Statements:

  Consolidated Balance Sheets--January
   25, 1998 and January 26, 1997                        13

  Consolidated Statements of Earnings--
   Years Ended January 25, 1998, January
   26, 1997 and January 28, 1996                        14

  Consolidated Statements of Stockholders'
   Equity--Years Ended January 25, 1998,
   January 26, 1997 and January 28, 1996                14

  Consolidated Statements of Cash Flows--
   Years Ended January 25, 1998, January
   26, 1997 and January 28, 1996                        15

  Notes to Consolidated Financial Statements         16  - 26

                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNITOG COMPANY

                                    By:   /s/ Randolph K. Rolf
                                       ----------------------------------
                                          Randolph K. Rolf
                                          Chairman, President and Chief
                                          Executive Officer
                                          April 20, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                               DATE

/s/ Randolph K. Rolf    Chairman, President               April 20, 1998
-----------------------
Randolph K. Rolf        and Chief Executive
                        Officer


/s/ J. Craig Peterson   Executive Vice President,         April 20, 1998
-----------------------
J. Craig Peterson       Chief Administrative and
                        Financial Officer



/s/ Ronald J. Harden    Controller                        April 20, 1998
-----------------------
Ronald J. Harden



/s/ G. Kenneth Baum     Director                          April 20, 1998
-----------------------
G. Kenneth Baum



SIGNATURE               TITLE                             DATE


                         Director                 April ___, 1998
-----------------------
Michael R. Boyce



                         Director                 April ___, 1998
-----------------------
John W. Caffry



/s/ D. Patrick Curran    Director                 April 20, 1998
-----------------------
D. Patrick Curran



/s/ Andrew B. Schmitt    Director                 April 20, 1998
-----------------------
Andrew B. Schmitt



/s/ William D. Thomas    Director                 April 20, 1998
-----------------------
William D. Thomas

                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER              EXHIBIT

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


EXHIBIT
NUMBER              EXHIBIT
 4(f)     Amendment No. 3 to Loan and Letter of Credit Reimbursement Agreement,
          dated February 1, 1996, among Unitog Company, Unitog Rental Services,
          Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.
          (incorporated by reference to Exhibit 4(f) of Annual Report on Form
          10-K for fiscal year ended January 28, 1996).

 4(g) Amendment No. 4 to Loan and Letter of Credit Reimbursement Agreement, dated November 25, 1996, among Unitog Company, Unitog Rental Services,
          Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.
          (incorporated by reference to Exhibit 4(a) to Quarterly Reports on Form 10-Q for the quarterly period ended October 27, 1996).

 4(h) Amendment No. 5 to Loan and Letter of Credit Reimbursement Agreement, dated October 6, 1997, among Unitog Company, Unitog Rental Services,
          Inc., UMB Bank, N.A., Harris Trust and Savings Bank and NBD Bank, N.A.
          (incorporated by reference to Exhibit 4(a) to Quarterly Reports on Form 10-Q for the quarterly period ended October 26, 1997).

 4(i)     Note Agreement, dated as of December 1, 1993, among Unitog Company,
          Unitog Rental Services, Inc. and Metropolitan Life Insurance Company and First Amendment thereto, dated as of October 15, 1995
          (incorporated by reference to Exhibit 4(a) to Quarterly Report on Form
          10-Q for the quarterly period ended October 29, 1995).

 4(j)     Note Agreement, dated as of October 15, 1995, among Unitog Company,
          Unitog Rental Services, Inc. and Metropolitan Life Insurance Company
          (incorporated by reference to Exhibit 4(b) to Quarterly Report on Form
          10-Q for the quarterly period ended October 29, 1995).

 # # The Company hereby undertakes to file upon request of the Securities and Exchange Commission a copy of any agreement defining the rights of holders of long term debt not filed by virtue of Item
          601(b)(4)(iii)(A) of Regulation S-K.

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

10(e)     Unitog Company 1997 Stock Option Plan (incorporated by reference to
          Exhibit A to registrant's definitive proxy statement for its 1997
          Annual Meeting of Stockholders).

13 Information incorporated by reference from the Annual Report to Stockholders for the fiscal year ended January 25, 1998.

21        Subsidiaries of the registrant (incorporated by reference to Exhibit
          21 of the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

23        Consent of independent public accountant.

27.1      Financial Data Schedule (Fiscal Year End 1998).

27.2      Financial Data Schedule (Restated).

27.3      Financial Data Schedule (Restated).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last fiscal quarter.