Form 10-Q
period 1998-04-26
UNITOG CO
filed 1998-06-05
CIK 101909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 1998.

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.
Commission file number: 0-6643


                                UNITOG COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                44-0529828
------------------------------------------   -----------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

 1300 Washington Street, Kansas City, MO                   64105
------------------------------------------   -----------------------------------
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

                                 Yes   X      No
                                     ------      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          As of April 26, 1998, the registrant had 9,392,896 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                Page Number
ITEM 1.   Financial Statements

          (1) Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of April 26, 1998
              and January 25, 1998.                                               3

              Condensed Consolidated Statements of Earnings for the Three
              Months ended April 26, 1998 and April 27, 1997.                     4

              Condensed Consolidated Statements of Cash Flows for the Three
              Months ended April 26, 1998 and April 27, 1997.                     5

          (2) Notes to Condensed Consolidated Financial Statements.               6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                  8


PART II. - OTHER INFORMATION

ITEM I.   Legal Proceedings                                                      10

ITEM 6.   Exhibits and Reports on Form 8-K                                       10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 26, 1998 and January 25, 1998
                                  (unaudited)


          ASSETS                                                        April 26, 1998      January 25, 1998
                                                                        --------------      ----------------
Current assets:
  Cash and cash equivalents                                               $    705,523          $  1,492,720
  Accounts receivable, less allowance for doubtful
   receivables of $1,141,000 and $1,009,000, respectively                   29,476,081            29,631,566
  Inventories (note 2)                                                      21,554,503            18,508,958
  Rental garments in service, net                                           44,756,274            41,862,753
  Prepaid expenses                                                           1,471,453             1,102,585
                                                                          ------------          ------------
     Total current assets                                                   97,963,834            92,598,582
                                                                          ------------          ------------

Property, plant and equipment, at cost                                     193,631,512           189,231,058
  Less accumulated depreciation                                             71,754,704            71,920,005
                                                                          ------------          ------------
     Net property, plant and equipment                                     121,876,808           117,311,053
                                                                          ------------          ------------

Other assets, net                                                           32,579,794            29,592,025
Excess cost over net assets of businesses acquired, net                     39,777,166            36,806,869
                                                                          ------------          ------------
                                                                          $292,197,602          $276,308,529
                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                                  $  3,624,007          $  3,502,885
  Accounts payable                                                          12,473,727            18,591,196
  Accrued expenses                                                          12,851,738            12,144,680
  Accrued and deferred income taxes payable                                 13,156,859            12,262,867
                                                                          ------------          ------------
     Total current liabilities                                              42,106,331            46,501,628
                                                                          ------------          ------------

Long-term debt, less current installments                                  127,625,612           110,268,916
Deferred income taxes and other liabilities                                 15,702,428            15,340,392

Stockholders' equity:
  Common stock of $.01 par value. Authorized
    30,000,000 shares; issued 9,659,305 shares at
    April 26, 1998 and 9,657,909 shares at January 25, 1998                     96,593                96,579
  Treasury stock, 266,409 common shares at April 26, 1998
   and 289,425 shares at January 25, 1998, at cost                          (5,792,575)           (6,295,337)
  Additional paid-in capital
                                                                            41,373,322            41,470,281
  Retained earnings                                                         71,085,891            68,926,070
                                                                          ------------          ------------
     Total stockholders' equity                                            106,763,231           104,197,593
                                                                          ------------          ------------
                                                                          $292,197,602          $276,308,529
                                                                          ============          ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              Three Months Ended April 26, 1998 and April 27, 1997
                                  (unaudited)

                                                               April 26, 1998             April 27, 1997
                                                               --------------             --------------
Revenues:
  Rental operations                                            $   57,423,559             $   54,031,073
  Direct sales                                                     12,912,627                 14,878,908
                                                               --------------             --------------
     Total revenues                                                70,336,186                 68,909,981
                                                               --------------             --------------

Operating costs and expenses:
  Cost of rental operations                                        46,988,591                 43,822,357
  Cost of direct sales                                             10,923,027                 12,236,555
  Depreciation and amortization                                     4,825,553                  4,158,348
  General and administrative                                        2,083,867                  2,449,048
                                                               --------------             --------------
     Total costs and expenses                                      64,821,038                 62,666,308
                                                               --------------             --------------

     Operating income                                               5,515,148                  6,243,673

Interest expense                                                    1,982,213                  1,455,375
Other expense (income), net                                           (21,335)                   (47,974)
                                                               --------------             --------------

     Earnings before income taxes                                   3,554,270                  4,836,272
Income taxes                                                        1,351,900                  1,837,000
                                                               --------------             --------------
     Net earnings                                              $    2,202,370             $    2,999,272
                                                               ==============             ==============

Net earnings per common share, basic                           $          .23             $          .31
                                                               ==============             ==============

Net earnings per common share, assuming dilution               $          .23             $          .31
                                                               ==============             ==============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended April 26, 1998 and April 27, 1997
                                  (unaudited)

                                                                             April 26, 1998        April 27, 1997
                                                                        -------------------   -------------------
Cash flows from operating activities:
 Net earnings                                                           $         2,202,370   $         2,999,272
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                             4,825,553             4,158,348
        Provision for deferred income taxes                                         763,000               154,000
        Loss (gain) on disposal of equipment                                        (27,588)               (9,321)
        Changes in assets and liabilities:
          Accounts receivable                                                       155,485              (408,623)
          Inventories                                                            (2,467,078)             (676,492)
          Rental garments in service                                             (1,185,521)            1,058,456
          Prepaid expenses                                                         (368,868)             (222,709)
          Other noncurrent assets                                                   (17,065)              981,886
          Accounts payable                                                       (6,117,469)              346,351
          Accrued expenses                                                          517,058               486,462
          Income taxes payable                                                      369,992             1,473,204
          Other noncurrent liabilities                                              123,036                15,883
                                                                        -------------------   -------------------
           Net cash provided (used) by operating activities                      (1,227,095)           10,356,717
                                                                        -------------------   -------------------

Cash flows from investing activities:
 Acquisition of rental operations                                               (13,026,661)           (2,363,600)
 Purchase of property, plant and equipment                                       (4,413,767)           (5,560,791)
 Proceeds from disposal of equipment                                                 39,241                62,173
                                                                        -------------------   -------------------
           Net cash used by investing activities                                (17,401,187)           (7,862,218)
                                                                        -------------------   -------------------

Cash flows from financing activities:
 Proceeds from stock issuance                                                       422,898                31,746
 Increases in long-term debt                                                     17,477,818                    --
 Repayment of long-term debt                                                             --            (1,288,013)
 Purchase of treasury stock                                                         (59,631)                   --
                                                                        -------------------   -------------------
           Net cash provided (used) by financing activities                      17,841,085            (1,256,267)
                                                                        -------------------   -------------------

           Net increase (decrease) in cash and cash equivalents                    (787,197)            1,238,232
Cash and cash equivalents at beginning of period                                  1,492,720                31,307
                                                                        -------------------   -------------------

Cash and cash equivalents at end of period                              $           705,523   $         1,269,539
                                                                        ===================   ===================


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                              $         1,970,000   $         1,647,000
                                                                        ===================   ===================
  Income taxes                                                          $           128,000   $           208,000
                                                                        ===================   ===================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements Three Months Ended April 26, 1998 and April 27, 1997

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 26, 1998, and the results of its operations and its cash flows for the three months ended April 26, 1998 and April 27, 1997. The results of operations for the three months ended April 26, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2 Inventories
------------------

The following is a summary of inventories at April 26, 1998 and January 25, 1998:


                                 April 26, 1998    January 25, 1998
                                 --------------    ----------------

         Raw materials             $ 4,087,873        $ 3,977,563
         Work in progress            4,072,402          2,683,273
         Finished goods             17,845,457         16,250,295
                                   -----------        -----------
                                    26,005,732         22,911,131

         Less LIFO allowance        (4,451,229)        (4,402,173)
                                   -----------        -----------
                                   $21,554,503        $18,508,958
                                   ===========        ===========

Note 3 Cash Dividend
--------------------

At its May 21, 1998 Board of Directors meeting the Board declared a $.09 per share cash dividend payable on June 23, 1998 to stockholders of record on June 5, 1998. The $.09 per share dividend was 20% greater than the semi-annual dividend paid in the second quarter of last year.


Note 4 Acquisitions
-------------------

During the first quarter of fiscal 1999, the Company acquired certain uniform rental operations in Minnesota, Nebraska and Pennsylvania for approximately $13 million in cash. The assets acquired were primarily industrial uniform routes in Minnesota and Omaha, Nebraska and industrial uniform and linen routes and production facilities in Bethlehem and Harrisburg, Pennsylvania. These acquisitions are expected to add over $10.5 million in annual rental revenues. These acquisitions will be accounted for using the purchase method.

Note 5 Other Comprehensive Income
---------------------------------

During the first quarter of fiscal 1999 the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for the reporting and display of items that affect stockholders' equity but are not components of reported net earnings. The Company's only component of comprehensive income is foreign currency translation adjustments. For the quarters ended April 26, 1998 and April 27, 1997 comprehensive income differed from net earnings as follows:

                                                  April 26, 1998  April 27, 1997
                                                  --------------  --------------
     Net earnings                                   $2,202,370      $2,999,272

     Other comprehensive income, net of tax:

       Foreign currency translation adjustments        (17,681)         16,639
                                                    ----------      ----------

     Comprehensive income                           $2,184,689      $3,015,911
                                                    ==========      ==========

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments at April 26, 1998 and January 25, 1998. Accumulated other comprehensive income of $34,062 and $51,743 is included in retained earnings at April 26, 1998 and January 25, 1998, respectively.


Note 6 Net Earnings Per Common Share
------------------------------------

Net earnings per common share and net earnings per common share assuming dilution have been computed in accordance with FASB No. 128, Earnings Per Share. Weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution, were as follows:

                                             April 26, 1998   April 27, 1997
                                             --------------   --------------
     Weighted average common
       shares outstanding                       9,380,502        9,644,290

     Dilutive effect of
       in-the-money share options                  53,993           61,697
                                                ---------        ---------

     Weighted average common shares
       outstanding, assuming dilution           9,434,495        9,705,987
                                                =========        =========

For for the quarters ended April 26, 1998 and April 27, 1997, stock options were the Company's only potentially dilutive securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash used by operating activities was $1.2 million for the quarter ended April 26, 1998, a decrease of $11.6 million compared to last year. The decrease was due to reductions in accounts payable related to the timing of payments for our fiscal 1998 capital expenditure and stock repurchase programs and cash used to fund higher levels of inventory and garments in service. At April 26, 1998, the Company had $62 million in borrowings outstanding under its foreign and domestic bank credit facilities. The Company's capitalization ratio was 54.4% at April 26, 1998 compared to 51.4% at January 25, 1998.

Working capital was $55.9 million at April 26, 1998 compared to $46.1 million at January 25, 1998. The increase in current assets from our fiscal 1999 rental acquisitions combined with higher inventory levels and reduced accounts payable to produce the $9.8 million increase in working capital. Capital expenditures were $4.4 million through April 26, 1998, $1.1 million less than the comparable period last year. Capital expenditures for fiscal 1999 are expected to approximate $17 to $18 million. The Board of Directors has authorized a future sale-leaseback of the corporate headquarters building should the appropriate circumstances exist.

During the first quarter of fiscal 1999, the Company acquired certain uniform rental operations in Minnesota, Nebraska and Pennsylvania for approximately $13 million in cash. The assets acquired were primarily industrial uniform routes in Minnesota and Omaha, Nebraska and industrial uniform and linen routes and production facilities in Bethlehem and Harrisburg, Pennsylvania. These acquisitions are expected to add over $10.5 million in annual rental revenues. These acquisitions were accounted for using the purchase method.

On May 21, 1998 the Company declared a $.09 per share cash dividend payable on June 23, 1998 to stockholders of record on June 5, 1998. The $.09 per share dividend was 20% greater than the semi-annual dividend paid in the second quarter of last year.

Management believes that cash generated from operations and its bank credit facilities will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.


Results of Operations

First quarter fiscal 1999 compared to first quarter fiscal 1998
---------------------------------------------------------------

Revenues for the first quarter of fiscal 1999 were $70 million, an increase of 2% over the comparable period last year. Rental revenues for the quarter were $57 million, an increase of $3.4 million or 6% higher than last year. The increase in rental revenues was due to our fiscal 1998 and fiscal 1999 acquisitions and internal growth within our network of existing locations. Direct sales for the first quarter of fiscal 1999 were $13 million, a decrease of $2.0 million or 13% below the comparable period last year. The decrease in Direct sales was due to volume declines in four national account programs and fewer implementations of new image programs with national accounts.

Depreciation and amortization was $4.8 million, an increase of $667,000 or 16% over the comparable period last year. Amortization of intangible assets from fiscal 1998 and fiscal 1999 rental acquisitions and capital expenditures created the increase over last year.

Operating income for the first quarter of fiscal 1999 was $5.5 million, a decrease of $729,000 or 12% below the comparable period last year. Lower operating contribution from the Direct sales business and higher depreciation and amortization offset a modest increase in the operating profitability of the Rental business.

Net earnings for the first quarter of fiscal 1999 were $2.2 million, a decrease of $796,000 or 27% below the comparable period last year. Lower profitability of the Direct Sales segment and increased depreciation, amortization and interest costs created the decrease in net earnings in comparison to the
comparable period last year.   Net earnings for the first quarter of fiscal 1999
were $.23 per diluted share, a decrease of $.08 per diluted share or 26% below the comparable period last year. Weighted average shares outstanding, assuming dilution, decreased by 3% due to stock repurchases initiated under the Company's stock repurchase program.



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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

See the discussion of certain environmental matters in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 1998.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a)  Exhibits.

      27    Financial Data Schedule for the Quarter ended April 26, 1998.

   (b)  Reports on Form 8-K.

        Unitog Company did not file any reports on Form 8-K during the quarter ended April 26, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Unitog Company


Dated: June 4, 1997              By: /s/ J. Craig Peterson
                                     ----------------------
                                     J.  Craig Peterson
                                     Executive Vice President
                                     Chief Administrative and Financial Officer
                                     (Duly Authorized Officer)