Form 10-Q
period 1998-07-26
UNITOG CO
filed 1998-09-09
CIK 101909

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 1998.

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________.
Commission file number: 0-6643

                                UNITOG COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                         44-0529828
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


1300 Washington Street, Kansas City, MO                             64105
----------------------------------------                     -------------------
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


          As of July 26, 1998, the registrant had 9,398,896 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                  Page Number
ITEM 1.   Financial Statements

          (1)  Condensed Consolidated Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets as of July 26, 1998
               and January 25, 1998.                                                  3

               Condensed Consolidated Statements of Earnings for the Three
               Months ended July 26, 1998 and July 27, 1997.                          4

               Condensed Consolidated Statements of Earnings for the Six
               Months ended July 26, 1998 and July 27, 1997.                          5

               Condensed Consolidated Statements of Cash Flows for the Six
               Months ended July 26, 1998 and July 27, 1997.                          6

          (2)  Notes to Condensed Consolidated Financial Statements.                  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                     10

PART II. - OTHER INFORMATION

ITEM I.   Legal Proceedings                                                          13

ITEM 6.   Exhibits and Reports on Form 8-K                                           13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 26, 1998 and January 25, 1998
                                  (unaudited)

               ASSETS                                                           July 26, 1998    January 25, 1998
                                                                                -------------    ----------------
Current assets:
   Cash and cash equivalents                                                     $    672,278        $  1,492,720
   Accounts receivable, less allowance for doubtful
      receivables of $1,160,000 and $1,009,000, respectively                       29,448,029          29,631,566
   Inventories (note 2)                                                            21,001,838          18,508,958
   Rental garments in service, net                                                 44,467,596          41,862,753
   Prepaid expenses                                                                 1,340,105           1,102,585
                                                                                 ------------        ------------
         Total current assets                                                      96,929,846          92,598,582
                                                                                 ------------        ------------

Property, plant and equipment, at cost                                            196,723,078         189,231,058
   Less accumulated depreciation                                                   74,451,890          71,920,005
                                                                                 ------------        ------------
         Net property, plant and equipment                                        122,271,188         117,311,053
                                                                                 ------------        ------------

Other assets, net                                                                  30,806,965          29,592,025
Excess cost over net assets of businesses acquired, net                            39,320,177          36,806,869
                                                                                 ------------        ------------
                                                                                 $289,328,176        $276,308,529
                                                                                 ============        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                        $  3,601,317        $  3,502,885
   Accounts payable                                                                10,689,278          18,591,196
   Accrued expenses                                                                12,317,238          12,144,680
   Accrued and deferred income taxes payable                                       12,189,290          12,262,867
                                                                                 ------------        ------------
         Total current liabilities                                                 38,797,123          46,501,628
                                                                                 ------------        ------------

Long-term debt, less current installments                                         126,220,300         110,268,916
Deferred income taxes and other liabilities                                        15,566,995          15,340,392

Stockholders' equity:
  Common stock of $.01 par value. Authorized
     30,000,000 shares; issued 9,659,305 shares at
     July 26, 1998 and 9,657,909 shares at January 25, 1998                            96,593              96,579
  Treasury stock, 260,409 common shares at July 26, 1998
     and 289,425 shares at January 25, 1998, at cost                               (5,659,844)         (6,295,337)
  Additional paid-in capital                                                       41,308,439          41,470,281
  Retained earnings                                                                72,998,570          68,926,070
                                                                                 ------------        ------------
         Total stockholders' equity                                               108,743,758         104,197,593
                                                                                 ------------        ------------
                                                                                 $289,328,176        $276,308,529
                                                                                 ============        ============



See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               Three Months Ended July 26, 1998 and July 27, 1997
                                  (unaudited)

                                                                      July 26, 1998       July 27, 1997
                                                                      -------------       -------------
Revenues:
   Rental operations                                                    $59,234,189         $54,674,420
   Direct sales                                                          12,851,010          13,996,222
                                                                        -----------         -----------
        Total revenues                                                   72,085,199          68,670,642
                                                                        -----------         -----------

Operating costs and expenses:
   Cost of rental operations                                             47,651,711          44,003,068
   Cost of direct sales                                                  11,194,511          11,689,687
   Depreciation and amortization                                          4,898,634           4,347,696
   General and administrative                                             2,099,459           2,072,825
                                                                        -----------         -----------
        Total costs and expenses                                         65,844,315          62,113,276
                                                                        -----------         -----------

        Operating income                                                  6,240,884           6,557,366

Interest expense                                                          1,950,145           1,625,288
Other expense (income), net                                                 (41,852)            (24,539)
                                                                        -----------         -----------
        Earnings before income taxes                                      4,332,591           4,956,617
Income taxes                                                              1,643,100           1,884,000
                                                                        -----------
        Net earnings                                                    $ 2,689,491         $ 3,072,617
                                                                        ===========         ===========

Net earnings per common share, basic                                    $       .29         $       .32
                                                                        ===========         ===========

Net earnings per common share, assuming dilution                        $       .28         $       .32
                                                                        ===========         ===========



  See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                Six Months Ended July 26, 1998 and July 27, 1997
                                  (unaudited)

                                                                       July 26, 1998        July 27, 1997
                                                                       -------------        -------------
Revenues:
   Rental operations                                                    $116,657,748         $108,705,493
   Direct sales                                                           25,763,637           28,875,130
                                                                        ------------         ------------
        Total revenues                                                   142,421,385          137,580,623
                                                                        ------------         ------------

Operating costs and expenses:
   Cost of rental operations                                              94,640,302           87,825,425
   Cost of direct sales                                                   22,117,538           23,926,242
   Depreciation and amortization                                           9,724,187            8,506,044
   General and administrative                                              4,183,326            4,521,873
                                                                        ------------         ------------
        Total costs and expenses                                         130,665,353          124,779,584
                                                                        ------------         ------------

        Operating income                                                  11,756,032           12,801,039

Interest expense                                                           3,932,358            3,080,664
Other expense (income), net                                                  (63,187)             (72,514)

        Earnings before income taxes                                       7,886,861            9,792,889
Income taxes                                                               2,995,000            3,721,000
                                                                        ------------         ------------
        Net earnings                                                    $  4,891,861         $  6,071,889
                                                                        ============         ============

Net earnings per common share, basic                                    $        .52         $        .63
                                                                        ============         ============

Net earnings per common share, assuming dilution                        $        .52         $        .62
                                                                        ============         ============



  See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended July 26, 1998 and July 27, 1997
                                  (unaudited)

                                                                           July 26, 1998        July 27, 1997
                                                                           -------------        -------------
Cash flows from operating activities:
 Net earnings                                                               $  4,891,861         $  6,071,889
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                          9,724,187            8,506,044
        Provision for deferred income taxes                                      264,000              154,000
        Loss (gain) on disposal of equipment                                     (46,423)             (27,327)
        Changes in assets and liabilities:
             Accounts receivable                                                 183,537           (1,225,520)
             Inventories                                                      (1,914,413)            (920,630)
             Rental garments in service                                         (887,083)            (169,710)
             Prepaid expenses                                                   (237,520)            (125,559)
             Other noncurrent assets                                             320,889            1,157,423
             Accounts payable                                                 (7,901,918)             288,406
             Accrued expenses                                                    (17,442)           1,247,255
             Income taxes payable                                               (188,577)           2,436,257
             Other noncurrent liabilities                                         77,603             (237,265)
                                                                            ------------         ------------
                Net cash provided by operating activities                      4,268,701           17,155,263
                                                                            ------------         ------------

Cash flows from investing activities:
 Acquisition of rental operations                                            (13,002,164)          (2,991,835)
 Purchase of property, plant and equipment                                    (7,950,955)         (12,412,674)
 Proceeds from disposal of equipment                                             159,856               93,779
                                                                            ------------         ------------
                Net cash used by investing activities                        (20,793,263)         (15,310,730)
                                                                            ------------         ------------

Cash flows from financing activities:
 Proceeds from stock issuance                                                    559,701               85,244
 Dividends paid                                                                 (845,766)            (723,583)
 Increases in long-term debt                                                  16,049,816                   --
 Repayment of long-term debt                                                          --             (297,048)
 Purchase of treasury stock                                                      (59,631)                  --
                                                                            ------------         ------------
                Net cash provided (used) by financing activities              15,704,120             (935,387)
                                                                            ------------         ------------

                Net increase (decrease) in cash and cash equivalents            (820,442)             909,146
Cash and cash equivalents at beginning of period                               1,492,720               31,307
                                                                            ------------         ------------

Cash and cash equivalents at end of period                                  $    672,278         $    940,453
                                                                            ============         ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                 $  3,808,000         $  3,299,000
                                                                            ============         ============
   Income taxes                                                             $  2,793,000         $  1,117,000
                                                                            ============         ============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
               Six Months Ended July 26, 1998 and July 27, 1997

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 26, 1998, and the results of its operations and its cash flows for the six months ended July 26, 1998 and July 27, 1997 and the results of its operations for the three months ended July 26, 1998 and July 27, 1997. The results of operations for the six months ended July 26, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2  Inventories
-------------------

The following is a summary of inventories at July 26, 1998 and January 25, 1998:

                                July 26, 1998   January 25, 1998
                                --------------  -----------------

         Raw materials            $ 3,677,393        $ 3,977,563
         Work in progress           4,147,642          2,683,273
         Finished goods            17,673,315         16,250,295
                                  -----------        -----------
                                   25,498,350         22,911,131

         Less LIFO allowance       (4,496,512)        (4,402,173)
                                  -----------        -----------
                                  $21,001,838        $18,508,958
                                  ===========        ===========

Note 3 Cash Dividend
--------------------

On June 23, 1998 the Company paid a $.09 per share cash dividend to stockholders of record on June 5, 1998. The $.09 per share dividend was 20% greater than the semiannual dividend paid in the second quarter of last year.


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

Note 5 Other Comprehensive Income
---------------------------------

During the first quarter of fiscal 1999 the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for the reporting and display of items that affect stockholders' equity but are not components of reported net earnings. The Company's only component of comprehensive income was foreign currency translation adjustments. For the quarters ended July 26, 1998 and July 27, 1997 comprehensive income differed from net earnings as follows:

                                                July 26, 1998    July 27, 1997
                                                -------------    -------------
Net earnings                                      $2,689,491       $3,072,617
Other comprehensive income, net of tax:
    Foreign currency translation adjustments          44,087           (5,110)
                                                  ----------       ----------
Comprehensive income                              $2,733,578       $3,067,507
                                                  ==========       ==========

For the six months ended July 26, 1998 and July 27, 1997 comprehensive income differed from net earnings as follows:

                                                July 26, 1998    July 27, 1997
                                                -------------    -------------
Net earnings                                      $4,891,861       $6,071,889
Other comprehensive income, net of tax:
    Foreign currency translation adjustments          26,406           11,529
                                                  ----------       ----------
Comprehensive income                              $4,918,267       $6,083,418
                                                  ==========       ==========

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments at July 26, 1998 and January 25, 1998. Accumulated other comprehensive income of $78,000 and $52,000 was included in retained earnings at July 26, 1998 and January 25, 1998, respectively.


Note 6 Net Earnings Per Common Share
------------------------------------

Net earnings per common share and net earnings per common share assuming dilution have been computed in accordance with FASB No. 128, Earnings Per Share. For the quarters ended July 26, 1998 and July 27, 1997 weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution, were as follows:

                                                                 July 26, 1998    July 27, 1997
                                                                 -------------    -------------
Weighted average common shares outstanding                         9,397,099        9,647,176
Dilutive effect of in-the-money employee stock options                59,014           83,651
                                                                   ---------        ---------
Weighted average common shares outstanding, assuming dilution      9,456,113        9,730,827
                                                                   =========        =========

For the six month periods ended July 26, 1998 and July 27, 1997 weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution, were as follows:

                                                                 July 26, 1998    July 27, 1997
                                                                 -------------    -------------
Weighted average common shares outstanding                         9,388,801        9,699,024
Dilutive effect of in-the-money employee stock options                56,368           19,383
                                                                   ---------        ---------
Weighted average common shares outstanding, assuming dilution      9,445,169        9,718,407
                                                                   =========        =========

For the quarters and six month periods ended July 26, 1998 and July 27, 1997, stock options were the Company's only potentially dilutive securities.


Note 7 Sale of Linen Plants
---------------------------

In August 1998, the Company entered into an agreement to sell three rental laundry facilities to NuCentury Textile Services, Inc., a privately held organization. The facilities were located in Long Beach, California, Duluth, Minnesota and Toledo, Ohio. Estimated annual revenues for these principally linen rental facilities are approximately $20 million. The final sales price for this linen business is subject to adjustment dependent on the rental revenue. The transaction is expected to close in the next thirty days. The proceeds from the sale of approximately $20 million will be used to repay bank debt and for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash provided by operating activities was $4.3 million for the six month period ended July 26, 1998, a decrease of $12.9 million compared to last year. The decrease was due to reductions in accounts payable related to the timing of payments for our fiscal 1998 capital expenditure and stock repurchase programs and higher inventories. At July 26, 1998, the Company had $14 million available under its foreign and domestic bank credit facilities. The Company's capitalization ratio was 53.7% at July 26, 1998 compared to 51.4% at January 25, 1998.

Working capital was $58.1 million at July 26, 1998 compared to $46.1 million at January 25, 1998. The increase in current assets from our fiscal 1999 rental acquisitions combined with higher inventory levels and reduced accounts payable to produce the $12.0 million increase in working capital. Capital expenditures were $8.0 million through July 26, 1998, $4.5 million less than the comparable period last year. Capital expenditures for fiscal 1999 are expected to approximate $17 million. The Board of Directors has authorized a future sale-leaseback of the corporate headquarters building should the appropriate circumstances exist.

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

In August 1998, the Company entered into an agreement to sell three rental laundry facilities to NuCentury Textile Services, Inc., a privately held organization. These principally linen rental facilities are located in Long Beach, California, Duluth, Minnesota and Toledo, Ohio. Estimated annual revenues for these operations are approximately $20 million. These linen facilities were acquired in conjunction with prior acquisitions that expanded geographically our industrial uniform rental network. Some linen business we had acquired in Michigan will also be sold with the transaction. The Company will retain its industrial uniform rental business in Toledo and will process it from existing facilities in Detroit. The proceeds from the sale of approximately $20 million will be used to repay bank debt and for other corporate purposes. The final sales price for this linen business is subject to adjustment dependent on the rental revenues.

On June 23, 1998 the Company paid a $.09 per share cash dividend to stockholders of record on June 5, 1998. The $.09 per share dividend was 20% greater than the semiannual dividend paid in the second quarter of last year.

Management believes that cash generated from operations, from the sale of the linen plants and its bank credit facilities will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.

Results of Operations

Second quarter fiscal 1999 compared to second quarter fiscal 1998
-----------------------------------------------------------------

Revenues for the second quarter of fiscal 1999 were $72 million, an increase of 5% over the comparable period last year. Rental revenues for the quarter were $59 million, an increase of $4.6 million or 8% higher than last year. The increase in rental revenues was due to acquisitions and improving internal growth within our network of existing locations. Direct sales for the first quarter of fiscal 1999 were $13 million, a decrease of $1.1 million or 8% below the comparable period last year. The decrease in Direct sales was due to volume declines in certain national account programs and fewer implementations of new image programs with national accounts.

Depreciation and amortization was $4.9 million, an increase of $551,000 or 12% over the comparable period last year. Amortization of intangible assets from rental acquisitions and higher depreciation from capital expenditures created the increase over last year. Operating income for the second quarter of fiscal 1999 was $6.2 million, a decrease of $316,000 or 5% below the comparable period last year. Lower operating contribution from the Direct sales business created the decrease from last year.

Net earnings for the second quarter of fiscal 1999 were $2.7 million, a decrease of $383,000 or 12% below the comparable period last year. Lower profitability of Direct sales created the decrease in net earnings in comparison to the comparable period last year. Net earnings for the second quarter of fiscal 1999 were $.28 per diluted share, a decrease of $.04 per diluted share or 13% below the comparable period last year. Weighted average shares outstanding, assuming dilution, decreased by 3% compared to the second quarter last year due to stock repurchases initiated under the Company's stock repurchase program.


Six months fiscal 1999 compared to six months fiscal 1998
---------------------------------------------------------

Revenues for the six months ended July 26, 1998 were $142 million, an increase of $5 million or 4% over the comparable period last year. Rental revenues for the six months ended July 26, 1998 were $117 million. Internal growth within our existing locations and acquisitions created the $8.0 million or 7% increase in Rental revenues over the first six months of last year. Direct sales for the first six months of fiscal 1999 were $26 million, a decrease of $3 million or 11% less than the comparable period last year. The decrease in Direct sales was due to volume losses within four national account programs.

Operating income for the six months ended July 26, 1998 was $11.8 million, a decrease of $1.0 million or 8% below last year. Lower profitability of the Direct Sales segment and increased depreciation and amortization costs offset increased operating contribution of the Rental operations and together created a decrease in operating income in comparison to the comparable period last year.

Net earnings for the six months ended July 26, 1998 were $4.9 million, a decrease of $1.2 million or 19% below the comparable period last year. Net earnings per diluted share were $.52 for the six months ended July 26, 1998, a decrease of $.10 per diluted share below the comparable period last year. Lower operating contribution of the Direct Sales segment and increased depreciation, amortization and interest costs created the decrease in net earnings and net earnings per diluted share during the first six months of fiscal 1999.

                                   YEAR 2000
                                   ---------

The Year 2000 issue involves computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year and the possible failure of those programs and devices to properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize date-sensitive information could generate erroneous data or a system failure. Unitog is conducting a review of its computer systems and those of its significant suppliers to identify those that could be affected by the Year 2000 issue. The Company has proactively changed its data processing equipment, its communication equipment and its core business software applications to respond to increased customer service opportunities with its present customers and vendors and to develop new opportunities with future prospective customers and vendors. The Company believes its key information technology systems should be Year 2000 compliant in the normal course of maintaining or upgrading recently implemented systems. The Company expects such upgrades will be made on a timely basis and does not believe the cost of such upgrades will have a material adverse effect on the Company's operating results. There can be no assurance that the vendor provided upgrades and the systems of other companies with which the Company does business, such as customers and suppliers, will be timely converted or that any such failure to upgrade or convert would not have an adverse effect on Unitog's systems and operations.


                          FORWARD LOOKING STATEMENTS
                          --------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events, financial performance and the completion of the sale of specified rental operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials; strikes and unemployment levels; demand and price for the Company's products and services; successfully addressing Year 2000 issues; the completion of the sale of the specified rental operations consistent with signed agreements and the outcome of pending and future litigation and environmental matters.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on May 21, 1998 at the Company's corporate headquarters, 1300 Washington Street, Kansas City, Missouri.

     The following directors were elected at the Annual Meeting:

          G. Kenneth Baum
          D. Patrick Curran

     The term of office of the following other directors continued after the Annual Meeting:

          Michael R. Boyce
          John W. Caffry
          Randolph K. Rolf
          Andrew B. Schmitt
          William D. Thomas

     At the Annual Meeting, a total of 8,564,826 shares voted for and 52,037 shares were withheld with respect to the election of G. Kenneth Baum as a director of the Company. There were no broker non-votes.

     At the Annual Meeting, a total of 8,371,370 shares voted for and 245,493 shares were withheld with respect to the election of D. Patrick Curran as a director of the Company. There were no broker non-votes.

     At the Annual Meeting, a total of 8,546,492 shares voted for, 36,956 voted against and 33,415 shares abstained from approval of KPMG Peat Marwick LLP, as independent auditors of the Company for fiscal 1999. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a)  Exhibits.

     27   Financial Data Schedule for the quarter ended July 26, 1998.

   (b)  Reports on Form 8-K.

     Unitog Company did not file any reports on Form 8-K during the quarter ended July 26, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Unitog Company


Dated:  September 8, 1998      By:  /s/ J. Craig Peterson
                                    ----------------------
                                    J. Craig Peterson
                                    Executive Vice President
                                    Chief Administrative and Financial Officer
                                    (Duly Authorized Officer)