Form 10-Q
period 1995-10-25
UNITOG CO
filed 1998-12-08
CIK 101909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _____________________
Commission file number: 0-6643


                                UNITOG COMPANY
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                  44-0529828
-------------------------------------   -------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


   1300 Washington Street, Kansas City, MO                64105
--------------------------------------------   ------------------------------
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

                                   Yes     X           No _____
                                       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          As of October 25, 1998, the registrant had 9,398,896 shares of common stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE NUMBER

ITEM 1. Financial Statements

        (1) Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of October 25, 1998
            and January 25, 1998.                                             3

            Condensed Consolidated Statements of Earnings for the Three
            Months ended October 25, 1998 and October 26, 1997.               4

            Condensed Consolidated Statements of Earnings for the Nine
            Months ended October 25, 1998 and October 26, 1997.               5

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months ended October 25, 1998 and October 26, 1997.               6

        (2) Notes to Condensed Consolidated Financial Statements.             7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                               10


PART II.-OTHER INFORMATION

ITEM I.  Legal Proceedings                                                   13

ITEM 6.  Exhibits and Reports on Form 8-K                                    13

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        UNITOG COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     OCTOBER 25, 1998 AND JANUARY 25, 1998

                                               (unaudited)
     ASSETS                                 October 25, 1998   January 25, 1998
                                            ----------------   ----------------
Current assets:
 Cash and cash equivalents                    $     25,153        $  1,492,720
 Accounts receivable, less allowance
  for doubtful receivables of $1,174,000
  and $1,009,000, respectively                  29,158,134          29,631,566
 Inventories (note 2)                           21,278,796          18,508,958
 Rental garments in service, net                40,582,087          41,862,753
 Prepaid expenses                                1,732,678           1,102,585
                                              -------------       -------------
   Total current assets                         92,776,848          92,598,582
                                              -------------       -------------

Property, plant and equipment, at cost         180,663,473         189,231,058
 Less accumulated depreciation                  66,149,804          71,920,005
                                              -------------       -------------
   Net property, plant and equipment           114,513,669         117,311,053
                                              -------------       -------------

Other assets, net                               25,589,744          29,592,025
Excess cost over net assets of businesses
 acquired, net                                  37,321,247          36,806,869
                                              -------------       -------------
                                              $270,201,508        $276,308,529
                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt       $  3,611,317        $  3,502,885
 Accounts payable                                9,464,843          18,591,196
 Accrued expenses                               12,598,306          12,144,680
 Accrued and deferred income taxes payable      13,406,748          12,262,867
                                              -------------       -------------
  Total current liabilities                     39,081,214          46,501,628
                                              -------------       -------------
Long-term debt, less current installments      102,129,650         110,268,916
Deferred income taxes and other liabilities     15,904,011          15,340,392

Stockholder's equity:
 Common stock of $.01 par value. Authorized
 30,000,000 shares; issued 9,659,305 shares
 at October 25, 1998 and 9,657,909 shares at
 January 25, 1998                                   96,593              96,579
Treasury stock, 260,409 common shares at
 October 25, 1998 and 289,425 shares at
 January 25, 1998, at cost                      (5,659,844)         (6,295,337)
Additional paid-in capital                      41,308,439          41,470,281
Retained earnings                               77,341,445          68,926,070
                                              -------------       -------------
   Total stockholder's equity                  113,086,633         104,197,593
                                              -------------       -------------
                                              $270,201,508        $276,308,529
                                              =============       =============

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            THREE MONTHS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                          October 25, 1998            October 26, 1997
                                                      ---------------------      ---------------------
Revenues:
   Rental operations                                  $         56,772,345       $         56,082,575
   Direct sales                                                 12,398,343                 14,005,264
                                                      ---------------------      ---------------------
        Total revenues                                          69,170,688                 70,087,839
                                                      ---------------------      ---------------------

Operating costs and expenses:
   Cost of rental operations                                    44,880,835                 44,991,869
   Cost of direct sales                                         10,742,171                 11,664,583
   Depreciation and amortization                                 4,729,891                  4,483,717
   General and administrative                                    2,028,059                  2,149,381
   Special items (notes 7 and 8)                                (2,071,052)                (1,000,000)
                                                      ---------------------      ---------------------
         Total costs and expenses                               60,309,904                 62,289,550
                                                      ---------------------      ---------------------

         Operating income                                        8,860,784                  7,798,289

Interest expense                                                 1,945,269                  1,546,704
Other income, net                                                  (54,840)                   (17,015)
                                                      ---------------------      ---------------------
         Earnings before income taxes                            6,970,355                  6,268,600
Income taxes                                                     2,650,000                  2,382,000
                                                      ---------------------      ---------------------
         Net earnings                                 $          4,320,355       $          3,886,600
                                                      ---------------------      ---------------------

Net earnings per common share, basic                  $                .46       $                .40
                                                      =====================      =====================

Net earnings per common share, assuming dilution      $                .46       $                .40
                                                      =====================      =====================


  See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            NINE MONTHS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                                             October 25, 1998          October 26, 1997
                                                                           ------------------         -----------------
Revenues:
   Rental operations                                                        $     173,430,093         $      164,788,068
   Direct sales                                                                    38,161,980                 42,880,394
                                                                           ------------------        -------------------
        Total revenues                                                            211,592,073                207,668,462
                                                                           ------------------        -------------------

Operating costs and expenses:
   Cost of rental operations                                                      139,521,137                132,817,294
   Cost of direct sales                                                            32,859,709                 35,590,825
   Depreciation and amortization                                                   14,454,078                 12,989,761
   General and administrative                                                       6,211,385                  6,671,254
   Special items (notes 7 and 8)                                                   (2,071,052)                (1,000,000)
                                                                           ------------------        -------------------
         Total costs and expenses                                                 190,975,257                187,069,134
                                                                           ------------------        -------------------

         Operating income                                                          20,616,816                 20,599,328

Interest expense                                                                    5,877,627                  4,627,368
Other income, net                                                                    (118,027)                   (89,529)
                                                                           ------------------        -------------------
         Earnings before income taxes                                              14,857,216                 16,061,489
Income taxes                                                                        5,645,000                  6,103,000
                                                                           ------------------        -------------------
         Net earnings                                                       $       9,212,216         $        9,958,489
                                                                           ==================        ===================

Net earnings per common share, basic                                        $             .98         $             1.03
                                                                           ==================        ===================

Net earnings per common share, assuming dilution                            $             .98         $             1.02
                                                                           ==================        ===================



  See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997
                                  (UNAUDITED)

                                                                                  October 25, 1998             October 26, 1997
                                                                                  ----------------             ----------------
Cash flows from operating activities:
 Net earnings                                                                     $      9,212,216             $      9,958,489
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                                   14,454,078                   12,989,761
        Provision for deferred income taxes                                                264,000                      600,000
        Gain on disposal of equipment                                                   (2,109,549)                     (48,797)
        Changes in assets and liabilities:
             Accounts receivable                                                           473,432                   (6,127,675)
             Inventories                                                                (2,687,272)                  (1,628,702)
             Rental garments in service                                                    406,388                     (334,968)
             Prepaid expenses                                                             (705,854)                     137,082
             Other noncurrent assets                                                       424,386                    1,277,716
             Accounts payable                                                           (9,126,353                    1,693,364
             Accrued expenses                                                           (1,649,658)                   2,384,151
             Income taxes payable                                                        1,028,881                    2,334,863
             Other noncurrent liabilities                                                  414,619                      191,270
                                                                                  ----------------             ----------------
                Net cash provided  by operating activities                              10,399,314                   23,426,554
                                                                                  ----------------             ----------------

Cash flows from investing activities:
 Acquisition of rental operations                                                      (13,028,369)                  (3,102,392)
 Purchase of property, plant and equipment                                             (10,688,343)                 (21,957,806)
 Proceeds from disposal of equipment and rental operations                              20,203,841                      182,930
                                                                                  ----------------             ----------------
                Net cash used by investing activities                                   (3,512,871)                 (24,877,268)
                                                                                  ----------------             ----------------

Cash flows from financing activities:
 Proceeds from stock issuance                                                              582,221                      232,020
 Dividends paid                                                                           (845,766)                    (723,583)
 Increases (decreases) in long-term debt                                                (8,030,834)                   1,928,400
 Purchase of treasury stock                                                                (59,631)                          --
                                                                                  ----------------             ----------------
                Net cash provided (used) by financing activities                        (8,354,010)                   1,436,837
                                                                                  ----------------             ----------------

                Net increase (decrease) in cash and cash equivalents                    (1,467,567)                     (13,877)
Cash and cash equivalents at beginning of period                                         1,492,720                       31,307
                                                                                  ----------------             ----------------

Cash and cash equivalents at end of period                                        $         25,153             $         17,430
                                                                                  ================             ================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                       $      6,237,000             $      5,028,000
                                                                                  ================             ================
   Income taxes                                                                   $      4,231,825             $      3,119,000
                                                                                  ================             ================

See accompanying notes to condensed consolidated financial statements.

                        UNITOG COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED OCTOBER 25, 1998 AND OCTOBER 26, 1997

Note 1
------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 25, 1998, and the results of its operations and its cash flows for the nine months ended October 25, 1998 and October 26, 1997 and the results of its operations for the three months ended October 25, 1998 and October 26, 1997. The results of operations for the nine months ended October 25, 1998 are not necessarily indicative of the results to be expected for the full year. Certian reclassifications have been made to prior years' financial statements to confrom to the current year's presentation.


Note 2  Inventories
-------------------

The following is a summary of inventories at October 25, 1998 and January 25, 1998:

                                October 25, 1998   January 25, 1998
                                -----------------  -----------------
         Raw materials               $ 3,837,358        $ 3,977,563
         Work in progress              3,889,395          2,683,273
         Finished goods               18,093,836         16,250,295
                                     -----------        -----------
                                      25,820,589         22,911,131

         Less LIFO allowance          (4,541,793)        (4,402,173)
                                     -----------        -----------
                                     $21,278,796        $18,508,958
                                     ===========        ===========

Note 3 Cash Dividend
--------------------

In November 1998, the Board of Directors declared a $.09 per share cash dividend payable on December 18, 1998 to stockholders of record on December 4, 1998. The $.09 per share dividend was a 20% increase over the semi-annual dividend paid the prior year.


Note 4 Acquisitions
-------------------

During the first quarter of fiscal 1999, the Company acquired certain uniform rental operations for approximately $13 million in cash. The assets acquired were primarily industrial uniform routes in Minnesota and Omaha, Nebraska and industrial uniform and linen routes and production facilities in Bethlehem and Harrisburg, Pennsylvania. These acquisitions are expected to add over $10.5 million in annual rental revenues with an insignificant effect on net earnings. These acquisitions were accounted for using the purchase method.

Note 5 Other Comprehensive Income
---------------------------------

During the first quarter of fiscal 1999 the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes
                  ------------------------------
standards for the reporting and display of items that affect stockholders' equity but are not components of reported net earnings. The Company's only component of comprehensive income was foreign currency translation adjustments. For the quarters ended October 25, 1998 and October 26, 1997 comprehensive income differed from net earnings as follows:

                                                 October 25, 1998              October 26, 1997
                                              ----------------------        ---------------------
Net earnings                                  $           4,320,355         $           3,886,600
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                 26,383                         4,077
                                              ---------------------         ---------------------
Comprehensive income                          $           4,346,738         $           3,890,677
                                              =====================         =====================

For the nine months ended October 25, 1998 and October 26, 1997 comprehensive income differed from net earnings as follows:

                                                October 25, 1998             October 26, 1997
                                             ---------------------        ---------------------
Net earnings                                 $         9,212,216          $         9,958,489
Other comprehensive income, net of tax:
    Foreign currency translation adjustments              52,789                       15,606
                                             -------------------          -------------------
Comprehensive income                         $         9,265,005          $         9,974,095
                                             ===================          ===================

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments at October 25, 1998 and January 25, 1998. Accumulated other comprehensive income of $105,000 and $52,000 was included in retained earnings at October 25, 1998 and January 25, 1998, respectively.

Note 6 Net Earnings Per Common Share
------------------------------------

Net earnings per common share and net earnings per common share assuming dilution have been computed in accordance with FASB No. 128, Earnings Per Share.
                                                             ------------------
For the quarters ended October 25, 1998 and October 26, 1997 weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution, were as follows:

                                                                   October 25, 1998      October 26, 1997
                                                                   ----------------      ----------------
      Weighted average common
       shares outstanding                                               9,392,166             9,652,814
      Dilutive effect of in-the-money
       employee stock options                                              51,557                85,065
                                                                   --------------        --------------
      Weighted average common shares
       outstanding, assuming dilution                                   9,443,723             9,737,879
                                                                   ==============        ==============

For the nine month periods ended October 25, 1998 and October 26, 1997 weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution, were as follows:

                                                  October 25, 1998      October 26, 1997
                                                  ----------------      ----------------
      Weighted average common
       shares outstanding                                9,388,801            9,648,093
      Dilutive effect of in-the-money
       employee stock options                               56,368               72,847
                                                  ----------------      ----------------
      Weighted average common shares
       outstanding, assuming dilution                    9,445,169            9,720,940
                                                  ================      ================

For the quarters and nine month periods ended October 25, 1998 and October 26, 1997, stock options were the Company's only potentially dilutive securities.


Note 7 Sale of Linen Plants
---------------------------

In September 1998, the Company sold three rental laundry facilities to NuCentury Textile Services, Inc., a privately held organization. These principally linen rental facilities were located in Long Beach, California, Duluth, Minnesota and Toledo, Ohio. Estimated annual revenues for these operations are approximately $20 million. These linen facilities were acquired in conjunction with prior acquisitions that expanded geographically our industrial uniform rental network. Some linen business we had acquired in Michigan was also sold with the transaction. The Company retained its industrial uniform rental business in Toledo and will process it from existing facilities in Detroit. The proceeds from the sale of approximately $20 million were used to repay bank debt. A pretax gain on the sale of the linen business of approximately $2.1 million was included as a special item in operating income during the third quarter of fiscal 1999.

Included in rental revenues were $2.6 million and $5.0 million of sold linen revenues for the quarter ended October 25, 1998 and October 26, 1997, respectively. Included in rental revenues were $12.4 million and $14.7 million of sold linen revenues for the nine month periods ended October 25, 1998 and October 26, 1997, respectively. The operating results of the sold linen operations, exclusive of the gain on the sale of the linen business, had an insignificant effect on net earnings for both the quarter and nine month periods ended October 25, 1998 and October 26, 1997, respectively.


Note 8 Legal Settlement and Environmental Charge
------------------------------------------------

During the third quarter of fiscal 1998, the Company reached a $2 million breach of contract settlement with a former customer. Also during the third quarter of fiscal 1998, the Company charged $1 million to operations for additional costs related to potential environmental and other matters. The combined $1 million gain from the legal recovery and the potential environmental costs was included as a special item in operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $10.4 million for the nine month period ended October 25, 1998, a decrease of $13.0 million compared to last year. The decrease was due to reductions in accounts payable related to the timing of payments for our fiscal 1998 capital expenditures and higher inventories. At October 25, 1998, the Company had $36.6 million available under its foreign and domestic bank credit facilities. The Company's capitalization ratio was 47.5% at October 25, 1998 compared to 51.4% at January 25, 1998.

Working capital was $53.7 million at October 25, 1998 compared to $46.1 million at January 25, 1998. The decrease in accounts payable combined with higher inventory levels to produce the $7.6 million increase in working capital. Capital expenditures were $10.7 million through October 25, 1998, $11.3 million less than the comparable period last year. Capital expenditures for fiscal 1999 are expected to approximate $17 million.

During the first quarter of fiscal 1999, the Company acquired certain uniform rental operations for approximately $13 million in cash. The assets acquired were primarily industrial uniform routes in Minnesota and Omaha, Nebraska and industrial uniform and linen routes and production facilities in Bethlehem and Harrisburg, Pennsylvania. These acquisitions are expected to add over $10.5 million in annual rental revenues. These acquisitions were accounted for using the purchase method.

In September 1998, the Company sold three rental laundry facilities to NuCentury Textile Services, Inc., a privately held organization. These principally linen rental facilities were located in Long Beach, California, Duluth, Minnesota and Toledo, Ohio. Estimated annual revenues for these operations were approximately $20 million. These linen facilities were acquired in conjunction with prior acquisitions that expanded geographically our industrial uniform rental network. Some linen business we had acquired in Michigan was also sold with the transaction. The Company retained its industrial uniform rental business in Toledo and will process it from existing facilities in Detroit. The proceeds from the sale of approximately $20 million were used to repay bank debt. A pretax gain on the sale of the linen business of approximately $2.1 million was included as a special item in operating income during the third quarter of fiscal 1999.

In November 1998, the Board of Directors declared a $.09 per share cash dividend payable on December 18, 1998 to stockholders of record on December 4, 1998. The $.09 per share dividend was a 20% increase over the semi-annual dividend paid the prior year.

Management believes that cash generated from operations and its bank credit facilities will be sufficient to meet its cash requirements for acquisitions and capital expenditures in the foreseeable future.

RESULTS OF OPERATIONS

Third quarter fiscal 1999 compared to third quarter fiscal 1998
---------------------------------------------------------------

Revenues for the third quarter of fiscal 1999 were $69 million, about the same as the $70 million last year. In September 1998 Unitog sold three linen facilities consistent with its strategic focus on the industrial rental business. Excluding revenues from the sold linen operations in both periods, third quarter rental revenues of $54 million in the quarter increased by $3.1 million or 6% over the prior year. The increase in rental revenues was created by a combination of internal growth and acquired operations. Direct sales for the third quarter of fiscal 1999 were $12 million, a decrease of $1.6 million or 12% below the comparable period last year. The decrease in Direct sales was principally due to volume declines in four national account programs and fewer implementations of new image programs with national accounts.

Operating income for the third quarter of fiscal 1999 was $8.9 million, an increase of $1.1 million or 14% greater than the comparable period last year. Operating income for both fiscal 1999 and fiscal 1998 were affected by special items. A gain on the sale of the linen business of approximately $2.1 million was included as a special item in operating income during the third quarter of fiscal 1999. During the third quarter of fiscal 1998 the Company recorded as a special item a combination of a legal recovery and a potential environmental charge which increased operating income by $1.0 million. Excluding the effect of these special items from both years, operating income was approximately the same as last year.

Net earnings for the third quarter of fiscal 1999 were $4.3 million, an increase of $434,000 or 11% above the comparable period last year. Excluding the effect of special items from both fiscal periods, net earnings were $3.0 million during the third quarter compared to $3.3 million last year, a decrease of $300,000 or 9%. Higher interest expense created the decrease in net earnings. Net earnings for the third quarter of fiscal 1999 were $.46 per diluted share, an increase of $.06 per diluted share or 15% greater than the comparable period last year. Excluding the effect of special items from both fiscal 1999 and fiscal 1998, net earnings were $.32 per diluted share compared to $.34 per diluted share, respectively. Weighted average shares outstanding, assuming dilution, decreased by 3% due to stock repurchases initiated under the Company's stock repurchase program.

Nine months fiscal 1999 compared to nine months fiscal 1998
-----------------------------------------------------------

Revenues for the nine months ended October 25, 1998 were $212 million, an increase of $4 million or 2% over the comparable period last year. Excluding revenues from the sold linen operations in both periods, rental revenues were $161 million, an increase of $11 million or 7% over last year. The increase in rental revenues was created by a combination of internal growth and acquired operations. Direct sales for the first nine months of fiscal 1999 were $38 million, a decrease of $5 million or 11% less than the comparable period last year. The decrease in Direct sales was due to volume losses within four national account programs and fewer implementations of new image programs.

Operating income for the nine months ended October 25, 1998 was $20.6 million approximately the same as last year. Operating income for both fiscal 1999 and fiscal 1998 were affected by special items. A gain on the sale of the linen business of approximately $2.1 million was included as a special item in operating income during the third quarter of fiscal 1999. During the third quarter of fiscal 1998 the Company recorded as a special item a combination of a legal recovery and a potential environmental charge which increased operating income by approximately $1.0 million. Excluding the effect of these special items from both fiscal periods, operating income for the nine months ended October 25, 1998 decreased $1.1 million or 5% below the comparable period last year. Lower profitability of the Direct sales business created the decrease in operating income.

Net earnings for the nine months ended October 25, 1998 were $9.2 million, a decrease of $750,000 or 8% below the comparable period last year. Net earnings per diluted share were $.98 for the nine months ended October 25, 1998, a decrease of $.04 per diluted share below the comparable period last year. Excluding the effect of special items from both fiscal 1999 and fiscal 1998, net earnings were $7.9 million or $.84 per diluted share for the first nine months of fiscal 1999 compared to $9.3 million or $.96 per diluted share for the comparable period last year. Lower operating profitability of the Direct sales business created the decrease in net earnings and net earnings per diluted share.

                                     OTHER
                                     -----

In November 1998, the Company announced that it retained investment banking counsel to advise on future strategies for enhancing shareholder value. Goldsmith, Agio, Helms & Company and George K. Baum & Company were retained to advise on strategic alternatives including the sale of the Company, a strategic merger, or other changes in business strategy. Information regarding the Company has been provided to a number of companies under confidentiality agreements and detailed discussions are currently underway with a select group of parties.


                                   YEAR 2000
                                   ---------

The Year 2000 issue involves computer programs and embedded logic devices that utilize two digits rather than four digits to define the applicable year and the possible failure of those programs and devices to properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize date-sensitive information could generate erroneous data or could cause a system failure. The Company is conducting reviews of its computer systems and those of its significant business relationships to identify those that could be affected by the Year 2000 issue. The Company has proactively changed some of its mission critical systems including its data processing equipment, its communication equipment, and its core business software applications to respond to increased customer service opportunities with its present customers and vendors and to develop new opportunities with future prospective customers and vendors. The Company is currently testing the systems referenced above, along with other mission critical and non-mission critical systems to determine Year 2000 compliance. The Company intends to complete this testing by March 31, 1999. The Company plans to develop formal contingency plans for any mission critical systems not expected to be compliant prior to the beginning of Year 2000. The Company believes its contingency plans will be completed by May 31, 1999. The Company believes it will complete the remediation of Year 2000 issues on its mission critical systems by June 30, 1999. Future costs relating to mitigation of Year 2000 risks are not expected to be material. There can be no assurance that the Company's key information technology systems, as well as those of its significant business relationships, will be compliant or that any such failure would not have an adverse effect on the Company's systems and operations.


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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

The Company has been named as a potentially responsible party, and thus faces joint and several liability, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as a result of alleged environmental contamination in Tempe, Arizona. Unitog's facility in Tempe is located within the South Indian Bend Wash Federal Superfund ("SIBW") site. The SIBW site is several square miles in size and is designated for action because of the presence of volatile organic compounds in soil and groundwater there. Soil testing at the Company's facility detected volatile organic compounds in the soil and the Company is now in the process of remediating the soil at its facility. The Company's estimate of the expense related to soil remediation at its facility has been accrued and charged to operating expense. Groundwater testing at the Company's property has detected what the Company believes are very low levels of volatile organic compound contamination on site. The United States Environmental Protection Agency ("EPA") has made a preliminary determination that groundwater contamination in the vicinity of the Company's plant does not warrant remediation at this time and will be appropriate for monitored natural attenuation. It is possible that the EPA will attempt to collect from the potentially responsible parties the costs it has incurred with respect to the SIBW site. It is not possible at this time to determine the amount of costs incurred by the EPA or to determine the Company's share of such costs or when the EPA may seek to collect such costs. The Company does not believe that its liability, if any, with respect to the SIBW site will be material to the consolidated financial position of the Company. The charge, if any, to net earnings during any future quarterly period for costs should the EPA seek reimbursement from the Company of its costs could have a material adverse effect on net earnings of that quarterly period.

Item 5.  Other Information
         -----------------

In November 1998, the Company announced that it retained investment banking counsel to advise on future strategies for enhancing shareholder value. Goldsmith, Agio, Helms & Company and George K. Baum & Company were retained to advise on strategic alternatives including the sale of the Company, a strategic merger, or other changes in business strategy. Information regarding the Company has been provided to a number of companies under confidentiality agreements and detailed discussions are currently underway with a select group of parties.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)  Exhibits.

      4(a) Amendment No. 6 to Loan and letter of Credit Reimbursement Agreement, dated June 29, 1998, between Unitog Company, Unitog Rental Services, Inc., UMB Bank, Harris Trust and Savings Bank and The First National Bank of Chicago.

     10(a) Severance and Noncompetition Agreement dated November 2, 1998, between Unitog Company and G. Jay Arrowsmith.

     10(b) Severance and Noncompetition Agreement dated October 15, 1998, between Unitog Company and Robert M. Barnes.

     10(c) Severance and Noncompetition Agreement dated December 1, 1998, between Unitog Company and Ronald J. Harden.

     10(d) Severance and Noncompetition Agreement dated October 15, 1998, between Unitog Company and J. Craig Peterson.

     10(e) Severance and Noncompetition Agreement dated October 15, 1998, between Unitog Company and Randolph K. Rolf

     10(f) Severance and Noncompetition Agreement dated October 15, 1998, between Unitog Company and Terence C. Shoreman.

     10(g) Severance and Noncompetition Agreement dated October 29, 1998, between Unitog Company and Robert L. Wilhelm.

     10(h) Retention Agreement with G. Jay Arrowsmith.

     10(i) Retention Agreement with Ronald J. Harden.

     10(j) Retention Agreement with Robert L. Wilhelm

     27    Financial Data Schedule for the quarter ended October 25, 1998.

     99    Press Release dated November 30, 1998.

       (b) Reports on Form 8-K.

           Unitog Company did not file any reports on Form 8-K during the quarter ended October 25, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Unitog Company


Dated :  December 7, 1998         By: /s/ J. Craig Peterson
                                      ----------------------
                                      J. Craig Peterson
                                      Executive Vice President
                                      Chief Administrative and Financial Officer
                                      (Duly Authorized Officer)